Form 10-Q
period 1998-10-03
SIMONDS INDUSTRIES INC
filed 1998-11-13
CIK 1067919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 3, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____

     Commission file number:    N/A


                             Simonds Industries Inc.

             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
          Delaware                                               05-0484518
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)
--------------------------------------------------------------------------------

                               135 Intervale Road
                               Fitchburg, MA 01420
                    (Address of principal executive offices)

                                 (978) 343-3731
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

As of October 3, 1998, there were 76,332.55 shares of the registrant's common stock outstanding.

                             Simonds Industries Inc.
                                 Form 10-Q Index


                                                                        Page No.
         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - December 27, 1997 and
         October 3, 1998                                                    3

         Consolidated Condensed Statements of Operations - three
         and nine months ended September 27, 1997 and October 3, 1998       4

         Consolidated Statements of Cash Flows - nine months ended
         September 27, 1997 and October 3, 1998                             5

         Consolidated Statements of Shareholders' Equity - for the
         nine months ended September 27, 1997 and October 3, 1998           6

         Notes to Consolidated Financial Statements - October 3, 1998       7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               16


         PART II.  OTHER INFORMATION

         None


         Signatures                                                        20

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)




                                      ASSETS                         December 27,      October 3,
                                                                         1997            1998
                                                                     -----------      ----------
                                                                                      (unaudited)

CURRENTS ASSETS:
     Cash                                                             $  1,255         $   5,419
     Accounts receivable, net of reserves of $806 and $1,005            16,185            18,292
     Inventories                                                        22,576            27,789
     Other current assets                                                3,160             3,428
     Refundable income taxes                                               101               101
                                                                      --------         ---------
            Total current assets                                        43,277            55,029

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                2,324             2,335
     Buildings and improvements                                         10,557            12,045
     Machinery and equipment                                            21,735            25,517
     Construction-in-progress                                              348             1,632
                                                                      --------         ---------
                                                                        34,964            41,529

     Less - Accumulated depreciation                                     5,308             7,620
                                                                      --------         ---------

            Net property, plant and equipment                           29,656            33,909

OTHER ASSETS:
     Goodwill, net of accumulated amortization of
        $1,026 and $1,440                                               20,613            21,605
     Deferred financing costs, net of accumulated
        amortization of $909 and $132                                      880             4,868
     Other                                                                 917               845
                                                                      --------         ---------
            Total other assets                                          22,410            27,318
                                                                      --------         ---------

            Total assets                                              $ 95,343         $ 116,256
                                                                      ========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Overdraft facilities                                             $    249         $       0
     Revolving credit loans and notes payable                            1,481             2,121
     Current portion of long-term debt                                   4,925                41
     Accounts payable                                                    4,797             5,960
     Accrued payroll and employee benefits                               4,827             4,050
     Other accrued liabilities                                           2,691             4,311
     Currently deferred income taxes                                     2,656             2,625
                                                                      --------         ---------

        Total current liabilities                                       21,626            19,108

LONG-TERM DEBT, net of current portion                                  45,286           102,703

DEFERRED INCOME TAXES                                                    4,321             4,421

ACCRUED PENSION LIABILITY                                                1,550             1,689

OTHER NONCURRENT LIABILITIES                                               945               899

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                      --                --

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value-
        Authorized - 200,000 shares
        Issued and outstanding - 148,371 and 76,333                          1                 1
     Capital in excess of par value                                     10,553           (24,405)
     Retained earnings                                                  11,859            12,646
     Cumulative translation adjustment                                    (798)             (741)
     Treasury stock, at cost                                                                 (65)

                                                                      --------         ---------
            Total shareholders' equity                                  21,615           (12,564)
                                                                      --------         ---------

            Total liabilities and shareholders' equity                $ 95,343         $ 116,256
                                                                      ========         =========



The accompanying notes are an integral part of these consolidated financial statements

                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)


                                                    --------------------------------------------------------
                                                           Three Months                   Nine Months
                                                       Ended          Ended           Ended          Ended
                                                    September 27,    October 3,    September 27,   October 3,
                                                        1997           1998            1997           1998
                                                    ------------     ---------     ------------    ---------
                                                            (Unaudited)                    (Unaudited)

Net sales                                              $27,950        $33,170         $83,326        $95,811
Cost of goods sold                                      19,282         22,566          57,529         64,847
                                                       -------        -------         -------        -------

       Gross profit                                      8,668         10,604          25,797         30,964

Selling, general and administrative expense              5,386         11,046          15,330         23,007
                                                       -------        -------         -------        -------

       Operating income (loss)                           3,282           (442)         10,467          7,957

Other expenses:
   Interest expense                                      1,294          2,840           3,688          5,317
   Other, net                                               90            191             262            358
                                                       -------        -------         -------        -------

       Income (loss) before income taxes                 1,898         (3,473)          6,517          2,282

Provision (benefit) for income taxes                       830         (1,475)          2,801            966
                                                       -------        -------         -------        -------

       Income (loss) before extraordinary item           1,068         (1,998)          3,716          1,316

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                           0           (529)              0           (529)
                                                       -------        -------         -------        -------

       Net income (loss)                               $ 1,068        $(2,527)        $ 3,716        $   787
                                                       =======        =======         =======        =======


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 ----------------------------
                                                                          NINE MONTHS
                                                                    ENDED            ENDED
                                                                 SEPTEMBER 27      OCTOBER 3
                                                                    1997             1998
                                                                 ------------     -----------
                                                                          (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                      $  3,716         $    787
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                  2,105            2,903
      Amortization of deferred financing                               278            1,181
      Gain on asset sales                                              (13)             (35)
      Provision (benefit) for deferred income taxes                  1,086             (969)
      Changes in assets & liabilities, net of acquisitions
        Accounts receivable                                           (244)             650
        Inventories                                                  1,429           (1,515)
        Income tax refunds receivable                                   40
        Other current and noncurrent assets                            774             (101)
        Accounts payable                                              (144)            (468)
        Accrued expenses                                               468              584
        Other non-current liabilities                                 (219)              93
                                                                  --------         --------

      Net cash provided by operating activities                      9,276            3,110
                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                         50               59
   Purchases of equipment                                           (2,884)          (2,984)
   Acquisition of Pacific Hoe Company assets                        (5,578)
   Acquisition of Armstrong Manufacturing,
      net of cash acquired of $875                                  (8,125)
   Acquisition of W. Notting Ltd.,
      net of cash acquired of $51                                                    (5,471)
                                                                  --------         --------

      Net cash (used in) investing activities                      (16,537)          (8,396)
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                            (82)            (249)
   Net (uses) proceeds under revolving credit                       (1,442)           3,972
   Proceeds from issuance of long-
      term debt-net of issuance costs                                7,595           98,413
   Principal payments of long-term debt                                994          (57,404)
   Issuance of common stock                                             33           18,833
   Stock redemption                                                                 (53,791)
   Purchase of treasury stock                                                           (65)
                                                                  --------         --------

     Net cash provided by financing activities                       7,098            9,709
                                                                  --------         --------

EFFECT OF EXCHANGE RATE ON CASH                                       (168)            (259)
                                                                  --------         --------

NET (DECREASE)  INCREASE IN CASH                                      (331)           4,164

CASH AT BEGINNING OF PERIOD                                          1,255            1,255
                                                                  --------         --------

CASH AT END OF PERIOD                                             $    924         $  5,419
                                                                  ========         ========



                             SIMONDS INDUSTRIES INC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            ACCUMULATED
                                                      CAPITAL                 OTHER                    TOTAL
                                    COMMON   COMMON  IN EXCESS   RETAINED  COMPREHENSIVE  TREASURY   SHAREHOLDERS'  COMPREHENSIVE
                                    SHARES   STOCK    OF PAR     EARNINGS     (LOSS)        STOCK       EQUITY       INCOME/(LOSS)
                                   --------  ------  ---------   --------  -------------  --------   ------------   -------------

Balance at December 28,1996         148,037     1      10,520      6,858       (181)          --         17,198
   Net Income                            --    --          --      3,716         --           --          3,716          3,716
   Foreign Currency
    Translation Adjustment               --    --          --         --       (706)          --           (706)          (706)
   Stock Options Exercised              334    --          33         --         --           --             33             --
                                   --------   ---    --------    -------      -----         ----       --------         ------
Balance at September 27,1997        148,371   $ 1    $ 10,553    $10,574      $(887)        $  0       $ 20,241         $3,010
                                   ========   ===    ========    =======      =====         ====       ========         ======



Balance at December 27,1997         148,371     1      10,553     11,859       (798)          --         21,615
   Issuance of Common Stock          41,073    --      18,833         --         --           --         18,833             --
   Net Income                            --    --          --        787         --           --            787            787
   Foreign Currency
    Translation Adjustment               --    --          --         --         57           --             57             57
   Stock Redemption                (112,777)   --     (53,791)        --         --           --        (53,791)            --
   Acquisition of Treasury Stock       (334)   --          --         --         --          (65)           (65)
                                   --------   ---    --------    -------      -----         ----       --------         ------
Balance at October 3,1998            76,333   $ 1    $(24,405)   $12,646      $(741)        $(65)      $(12,564)        $  844
                                   ========   ===    ========    =======      =====         ====       ========         ======


Comprehensive income for the three month periods ended September 27, 1997 and October 3, 1998 was $871 and ($2,292).

                                              Translation   Comprehensive
                                  Net Income   Adjustment   Income/(Loss)

Period Ended September 27, 1997     $ 1,068      $(197)       $   871

Period Ended October 3, 1998        $(2,527)     $ 235        $(2,292)



                    Simonds Industries Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                (in thousands except share and per share amounts)
                                   (Unaudited)



1.       Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by Simonds Industries Inc. ("Simonds" or the "Company") and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 27, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Registration Statement on form S-4.

2.       Acquisitions

On May 8, 1998, the Company acquired 100% of the outstanding stock of W. Notting Limited for approximately $6,945, of which $5,471 was paid in cash with additional financing from the Company's revolving credit facility and the balance was in the form of a term Promissory Note bearing interest at 8.5% and repayable April 30, 1999. The acquisition is accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. The purchase allocation is preliminary and subject to adjustment. However, management believes that any actual variations will not materially impact the purchase price allocation. Goodwill totaled $1,444 on this acquisition and will be amortized on a straight-line basis over 40 years. The consolidated financial statements include the results of operations of W. Notting Limited subsequent to the date of acquisition.

3.       Foreign Currency Risk

The Company's operating results are subject to fluctuations in foreign currency exchange rates as well as the currency translation of its foreign operations into U.S. dollars. The Company manufactures and / or distributes products in the U.S., Canada, Germany, Spain and the U.K. Operations in Canada, Germany and the U.K. are subject to exchange rate volatility.

4.       Inventories

                                            December 27,        October 3,
                                               1997               1998
                                            -----------         ---------

               Raw Materials                  $ 4,176           $ 5,689
               Work in progress                 6,740             7,332
               Finished goods                  11,660            14,768
                                              -------           -------
               Total                          $22,576           $27,789
                                              =======           =======


5.       Debt

In July 1998, the Company issued $100,000 of Senior Subordinated Notes (the "Notes"). Interest on the Notes accrues from the date of issuance at 10.25% and is payable semi-annually on January 1 and July 1, commencing January 1, 1999. The Notes are due in 2008 but may be redeemed on or after July 1, 2003 at specified premium prices. Proceeds from the Notes were primarily used for repayment of indebtedness, acquisition of treasury stock, and buyout of all outstanding stock options and warrants.

Financing costs relating to the issuance of these Notes is estimated to be approximately $5,000 and is being amortized over the term of the debt.

The Company concurrently entered into a new Senior Credit Facility with a commercial lender, that provides $30,000 availability, undrawn as of the offering date. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit.

The Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries.

The Senior Credit Facility expires in 2003, unless extended. The interest rate per annum applicable to the Senior Credit Facility is, at the Company's option, either LIBOR or the greater of the prime rate or the overnight federal funds rate plus 0.50%, in each case plus 0.125% to 2.375% depending on the Company's financial leverage (the "Applicable Margin"). The Company is required to pay certain fees in connection with the Senior Credit Facility, including a commitment fee of 0.50% initially and thereafter at a per annum rate equal to the Applicable Margin on the unutilized portion of the facility.

On October 2, 1998 the Company's German facility, Wespa Metalsagenfabrik Simonds Industries GmbH entered into a credit agreement with First Union National Bank that provides a DM 5,500 working capital credit line. The revolving line of credit is at the Frankfort Inter-Bank Offer Rate (FIBOR) plus 1 1/4% and matures in five years. This facility replaces the prior credit agreement held with Bank Boston.

                                                             December 27,    October 3,
                                                                1997           1998
                                                             -----------     --------

Revolving credit facility loan                                $12,945              --
Term notes payable                                             33,375              --
Line of credit facility for German Subsidiary                   1,481           2,703
Term loan payable by German subsidiary                            761              --
Line of credit facility for Notting                                --             600
Term loan payable by Notting                                       --              41
Notes payable to Notting shareholders                              --           1,521
Subordinated notes payable                                      3,130              --
10 1/4% Senior Subordinated Notes due 2008                         --         100,000
                                                              -------        --------
                                                               51,692         104,865
Less - current maturities                                       6,406           2,162
                                                              -------        --------
                                                              $45,286        $102,703
                                                              =======        ========


6.       Warrants Issued

In July 1998 the Company issued warrants to certain shareholders to purchase an aggregate of 4,377.81 shares of common stock at a price of $458.52 per share, and granted options to two executives to purchase an aggregate of 673 shares of common stock at $458.52 per share.

7. Selected consolidating financial statements of parent, guarantors, and non-guarantors

The Company's wholly-owned domestic subsidiaries guarantee, on a senior subordinated basis, the Notes, jointly and severally. The guarantor subsidiaries data below includes combining financial statements of Armstrong, which was acquired in August 1997, and Simonds Holding Company. The non-guarantor subsidiaries data below includes combining financial statements of Wespa, Simonds UK, UK Holding Co., and Simonds Canada. Separate financial statements of the guarantor subsidiaries have not been presented because management believes that such financial statements are not material to investors. In addition, the Senior Credit Facility is guaranteed on a full and unconditional basis by all guarantors. The following data summarizes the consolidating results of the Company on the equity method of accounting for the following periods presented:

                             SIMONDS INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (unaudited)


                                                                               AS OF DECEMBER 27, 1997
                                                      ------------------------------------------------------------------------
                                                       PARENT       GUARANTORS    NON-GUARANTORS  ELIMINATIONS    CONSOLIDATED
                                                      --------      ----------    --------------  ------------    ------------

    ASSETS
CURRENTS ASSETS:
    Cash ..........................................   $     25        $   188        $ 1,042              --         $ 1,255
    Accounts receivable ...........................      8,896            872          6,417              --          16,185
    Intercompany accounts receivable ..............     20,929            285             --         (21,214)             --
    Inventories:
      Raw Materials ...............................      3,099            310            767              --           4,176
      Work in progress ............................      5,527            421            792              --           6,740
      Finished goods ..............................      5,564            576          5,825            (305)         11,660
    Other current assets ..........................      2,416            326            519              --           3,261
                                                      --------        -------        -------        --------         -------
        Total current assets ......................     46,456          2,978         15,362         (21,519)         43,277
                                                      --------        -------        -------        --------         -------
Net property, plant and equipment .................     22,098          2,582          4,976              --          29,656
OTHER ASSETS:
    Investment in subsidiaries ....................     35,736          7,894             --         (43,630)             --
    Intercompany loan receivable ..................         --         17,051             --         (17,051)             --
    Other assets ..................................     17,130          4,366            913               1          22,410
                                                      --------        -------        -------        --------         -------
        Total assets ..............................   $121,420        $34,871        $21,251        $(82,199)        $95,343
                                                      ========        =======        =======        ========         =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES ...............................   $ 36,202        $   888        $ 5,751        $(21,215)        $21,626
LONG-TERM DEBT, net of current portion ............     44,863             --            423              --          45,286
INTERDIVISION LONG-TERM DEBT ......................     15,145             --          1,906         (17,051)             --
OTHER NONCURRENT LIABILITIES ......................      3,595            638          2,583              --           6,816
SHAREHOLDERS' EQUITY ..............................     21,615         33,345         10,588         (43,933)         21,615
                                                      --------        -------        -------        --------         -------
    Total liabilities and shareholders' equity ....   $121,420        $34,871        $21,251        $(82,199)        $95,343
                                                      ========        =======        =======        ========         =======


                           SIMONDS INDUSTRIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)
                                 (unaudited)


                                                                           AS OF OCTOBER 3, 1998
                                                --------------------------------------------------------------------------
                                                 Parent        Guarantors    Non-Guarantors  Eliminations     Consolidated
                                                --------       ----------    --------------  ------------     ------------

    ASSETS
CURRENTS ASSETS:
    Cash .....................................  $  4,400         $   278        $   741              --         $  5,419
    Accounts receivable ......................     8,395             960          8,937              --           18,292
    Intercompany accounts receivable .........     1,486             643          1,667          (3,796)              --
    Inventories:
      Raw Materials ..........................     3,577             377          1,735              --            5,689
      Work in progress .......................     6,009             269          1,054              --            7,332
      Finished goods .........................     5,650             644          8,779            (305)          14,768
    Other current assets .....................     2,408             285            836              --            3,529
                                                --------         -------        -------        --------         --------
        Total current assets .................    31,925           3,456         23,749          (4,101)          55,029
                                                --------         -------        -------        --------         --------
Net property, plant and equipment ............    23,151           2,543          8,215              --           33,909
OTHER ASSETS:
    Investment in subsidiaries ...............    43,410           8,083             --         (51,493)              --
    Intercompany loan receivable .............        --          28,198             --         (28,198)              --
    Other assets .............................    20,779           4,172          2,367              --           27,318
                                                --------         -------        -------        --------         --------
        Total assets .........................  $119,265         $46,452        $34,331        $(83,792)        $116,256
                                                ========         =======        =======        ========         ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES ..........................  $ 13,203         $   739        $ 8,951        $ (3,785)        $ 19,108
LONG-TERM DEBT, net of current portion .......   100,000              --          2,703              --          102,703
INTERDIVISION LONG-TERM DEBT .................    15,145           4,817          8,305         (28,267)              --
OTHER NONCURRENT LIABILITIES .................     3,481             638          2,890              --            7,009
SHAREHOLDERS' EQUITY .........................   (12,564)         40,258         11,482         (51,740)         (12,564)
                                                --------         -------        -------        --------         --------
    Total liabilities and shareholders'
      equity .................................  $119,265         $46,452        $34,331        $(83,792)        $116,256
                                                ========         =======        =======        ========         ========

                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)


                                                                    Three months ended September 27, 1997
                                                  ------------------------------------------------------------------------
                                                   Parent        Guarantors   Non-guarantors   Eliminations   Consolidated
                                                   ------        ----------   --------------   ------------   ------------

Net sales                                          $20,314         $1,431         $9,231         $(3,026)        $27,950
Cost of goods sold                                  14,210            895          7,203          (3,026)         19,282
                                                   -------         ------         ------         -------         -------

      Gross profit                                   6,104            536          2,028               0           8,668

Selling, general and administrative expense          3,610            392          1,384               0           5,386
                                                   -------         ------         ------         -------         -------

      Operating income                               2,494            144            644               0           3,282

Other expenses (income):
  Interest expense                                   1,608             83            175            (565)          1,301
  Interest income                                        0           (494)           (78)            565              (7)
  Other, net                                            71             17              2               0              90
  Equity in earnings of subsidiaries                  (624)          (290)             0             914               0
                                                   -------         ------         ------         -------         -------

      Income before income taxes                     1,439            828            545            (914)          1,898

Provision for income taxes                             371            204            255               0             830
                                                   -------         ------         ------         -------         -------

      Net income                                   $ 1,068         $  624         $  290         $  (914)        $ 1,068
                                                   =======         ======         ======         =======         =======



                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)


                                                                      Three months ended October 3, 1998
                                                  ------------------------------------------------------------------------
                                                   Parent        Guarantors   Non-guarantors   Eliminations   Consolidated
                                                   ------        ----------   --------------   ------------   ------------

Net sales                                          $22,918         $2,750        $11,402         $(3,900)        $33,170
Cost of goods sold                                  15,841          1,826          8,799          (3,900)         22,566
                                                   -------         ------        -------         -------         -------

      Gross profit                                   7,077            924          2,603               0          10,604

Selling, general and administrative expense          8,341            640          2,065               0          11,046
                                                   -------         ------        -------         -------         -------

      Operating income (loss)                       (1,264)           284            538               0            (442)

Other expenses (income):
  Interest expense                                   3,139            125            405            (773)          2,896
  Interest income                                      (50)          (702)           (77)            773             (56)
  Other, net                                           201             26            (36)              0             191
  Equity in earnings of subsidiaries                  (583)           (61)             0             644               0
                                                   -------         ------        -------         -------         -------

      Income (loss) before income taxes             (3,971)           896            246            (644)         (3,473)

Provision (benefit) for income taxes                (1,973)           313            185               0          (1,475)
                                                   -------         ------        -------         -------         -------

      Income (loss) before
         extraordinary item                         (1,998)           583             61            (644)         (1,998)

Extraordinary item-
   Write-off of deferred financing cost
   related to refinanced indebtedness, net
   of tax benefit of $374                             (529)             0              0               0            (529)
                                                   -------         ------        -------         -------         -------

      Net income (loss)                            $(2,527)        $  583        $    61         $  (644)        $(2,527)
                                                   =======         ======        =======         =======         =======


                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)


                                                                     Nine months ended September 27, 1997
                                                  ------------------------------------------------------------------------
                                                   Parent        Guarantors   Non-guarantors   Eliminations   Consolidated
                                                   ------        ----------   --------------   ------------   ------------

Net sales                                          $63,010        $ 1,431        $29,263        $(10,378)        $83,326
Cost of goods sold                                  44,399            895         22,613         (10,378)         57,529
                                                   -------        -------        -------        --------         -------

           Gross profit                             18,611            536          6,650               0          25,797

Selling, general and administrative expense         10,574            392          4,364               0          15,330
                                                   -------        -------        -------        --------         -------

           Operating income                          8,037            144          2,286               0          10,467

Other expenses (income):
  Interest expense                                   4,570             83            569          (1,521)          3,701
  Interest income                                        0         (1,303)          (231)          1,521             (13)
  Other, net                                           282             32            (52)              0             262
  Equity in earnings of subsidiaries                (1,920)        (1,078)             0           2,998               0
                                                   -------        -------        -------        --------         -------

           Income before income taxes                5,105          2,410          2,000          (2,998)          6,517

Provision for income taxes                           1,389            490            922               0           2,801
                                                   -------        -------        -------        --------         -------

           Net income                              $ 3,716        $ 1,920        $ 1,078        $ (2,998)        $ 3,716
                                                   =======        =======        =======        ========         =======


                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)


                                                                      Nine months ended October 3, 1998
                                                  ------------------------------------------------------------------------
                                                   Parent        Guarantors   Non-guarantors   Eliminations   Consolidated
                                                   ------        ----------   --------------   ------------   ------------

                                                   -------        -------        -------        --------         -------
Net sales                                          $66,878        $ 7,849        $32,674        $(11,590)        $95,811
Cost of goods sold                                  46,185          5,170         25,082         (11,590)         64,847
                                                   -------        -------        -------        --------         -------

           Gross profit                             20,693          2,679          7,592               0          30,964

Selling, general and administrative expense         15,715          1,950          5,342               0          23,007
                                                   -------        -------        -------        --------         -------

           Operating income                          4,978            729          2,250               0           7,957

Other expenses (income):
  Interest expense                                   6,183            363            857          (2,022)          5,381
  Interest income                                      (50)        (1,808)          (228)          2,022             (64)
  Other, net                                           441             52           (135)              0             358
  Equity in earnings of subsidiaries                (2,237)          (914)             0           3,151               0
                                                   -------        -------        -------        --------         -------

           Income before income taxes                  641          3,036          1,756          (3,151)          2,282

Provision (benefit) for income taxes                  (675)           799            842               0             966
                                                   -------        -------        -------        --------         -------

           Income before
                extraordinary item                   1,316          2,237            914          (3,151)          1,316

Extraordinary item-
   Write-off of deferred financing cost
   related to refinanced indebtedness, net
   of tax benefit of $374                             (529)             0              0               0            (529)
                                                   -------        -------        -------        --------         -------

           Net income                              $   787        $ 2,237        $   914        $ (3,151)        $   787
                                                   =======        =======        =======        ========         =======

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                          NINE MONTHS ENDED SEPTEMBER 27, 1997
                                                      ---------------------------------------------------------------------------
                                                      PARENT         GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                      ------         ----------    --------------    ------------    ------------
Net cash provided by operating activities:            $(3,312)        $ 1,126         $  2,471         $  8,991         $9,276

Cash flows from investing activities:
  Proceeds from asset sales                                45                                5                              50
  Purchase of equipment                                (2,286)            (13)            (585)                         (2,884)
  Acquisitions                                         (5,578)         (8,125)                                         (13,703)
                                                      -------         -------         --------         --------         ------
      Net cash (used in) investing activities          (7,819)         (8,138)            (580)                        (16,537)

Cash flows from financing activities:
  Change in overdraft                                     (29)                             (53)                            (82)
  Net  proceeds from revolving credit facility                           (536)            (906)                         (1,442)
  Proceeds from issuance of long-term debt-
       net of issuance cost                             7,595                                                            7,595
  Principal payments of long-term debt                  1,492                             (498)                            994
  Intercompany loans                                       33           9,000               (1)          (8,999)            33
  Issuance of common stock
  Purchase of treasury stock
  Stock Redemption
  Dividends (paid) received                             1,544          (1,544)
  Other                                                                   197             (196)              (1)
                                                      -------         -------         --------         --------         ------
  Net cash (used in)/provided by financing
      activities                                       10,635           7,117           (1,654)          (9,000)         7,098

  Effect of Foreign Exchange                                                              (177)               9           (168)
                                                      -------         -------         --------         --------         ------
Increase (decrease) in cash                              (496)            105               60                            (331)

Cash at beginning of the period                           698               3              554                           1,255
                                                      -------         -------         --------         --------         ------
Cash at end of the period                             $   202         $   108         $    614                          $  924
                                                      =======         =======         ========         ========         ======


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                           FOR NINE MONTH ENDED OCTOBER 3, 1998
                                                   -----------------------------------------------------------------------------
                                                    PARENT         GUARANTORS     NON-GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                   --------        ----------     --------------   ------------     ------------

Net cash (used in)/provided by operating
  activities:                                      $ (5,128)        $  1,142         $    429         $ 6,667         $ 3,110

Cash flows from investing activities:
  Proceeds from asset sales                               3                                56                              59
  Purchase of equipment                              (2,641)            (125)            (218)                         (2,984)
  Acquisitions                                                                         (5,471)                         (5,471)
                                                   --------         --------         --------         -------         -------
      Net cash (used in) investing activities        (2,638)            (125)          (5,633)                         (8,396)

Cash flows from financing activities:
  Change in overdraft                                  (246)                               (3)                           (249)
  Net  proceeds from revolving credit facility        7,065                            (3,093)                          3,972
  Proceeds from issuance of long-term debt-
       net of issuance cost                          95,710                             2,703                          98,413
  Principal payments of long-term debt              (56,684)                             (720)                        (57,404)
  Intercompany loans                                                  (6,330)           6,399             (69)
  Issuance of common stock                           18,833            6,722               (1)         (6,721)         18,833
  Purchase of treasury stock                            (65)                                                              (65)
  Stock Redemption                                  (53,791)                                                          (53,791)
  Dividends (paid) received                           1,319           (1,319)
  Other
                                                   --------         --------         --------         -------         -------

  Net cash (used in)/provided by financing
     activities                                      12,141             (927)           5,285          (6,790)          9,709

  Effect of Foreign Exchange                                                             (382)            123            (259)
                                                   --------         --------         --------         -------         -------

Increase (decrease) in cash                           4,375               90             (301)                          4,164

Cash at beginning of the period                          25              188            1,042                           1,255
                                                   --------         --------         --------         -------         -------

Cash at end of the period                          $  4,400         $    278         $    741                         $ 5,419
                                                   ========         ========         ========         =======         =======



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations

Third quarter and nine months ended September 27, 1997 compared to third quarter and nine months ended October 3, 1998.

Net Sales: Net Sales increased 18.7% and 15.0% to $33.2 million and $95.8 million for the third quarter and first nine months of 1998, respectively, from $28.0 million and $83.3 million for the same periods in 1997. These increases were primarily due to increased wood product sales from the acquisition of Armstrong, which was completed on August 1, 1997 and the purchase of W. Notting Limited, effective May 1, 1998. The combined effect of these two operations increased sales $3.5 million for the quarter ended September 1998 and $10.2 million for the nine months ended September 1998. To a lesser extent, the Company experienced increased sales in our carbide tip bits and Red Streak(R) bands. Changes in foreign currency exchange rates in the third quarter and first nine months of 1998 (primarily the weaker Canadian dollar and German Mark) negatively impacted the Company's Net Sales by $0.2 million and $1.1 million, respectively, when compared to the corresponding periods last year.

Gross Profit Margin: Gross Profit increased to $10.6 million and $31.0 million for the third quarter and first nine months of 1998, respectively, from $8.7 million and $25.8 million for the same periods in 1997. Gross Profit as a percentage of net sales for 1998 was 32.0 % for the three months ended September 1998 and 32.3% for the nine months ended September 1998 compared to 31.0 % for both of the comparable periods in 1997. Favorable raw material prices for Red Streak(R) bands, carbide tips, and the majority of the Company's knife steel along with higher production levels without significant increases in fixed expenses are the main reasons for margin improvements. In addition, the Gross Profit of Armstrong in the third quarter and nine months of 1998 and of Notting for May through September of 1998 increased Gross Profit for the reported periods.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 33.3% and 24% for the 1998 quarter and nine months, respectively, versus 19.3% and 18.4% for the comparable periods last year. The significant difference between both periods was due to a one time compensation charge in July 1998 of $4,541 from the repurchase of options relating to the recapitalization. Additionally there was a higher level of expenses in both 1998 periods as compared to the prior year due to the addition of Armstrong and Notting.

Operating Income: As a result of the foregoing, operating income decreased $3,734 and $2,510 in the third quarter and first nine months of 1998 when compared to the comparable periods in 1997.

Interest Expense: Interest expense was higher in both periods of 1998 compared to the corresponding periods in 1997 due to the recapitalization of the Company in July 1998. The recapitalization constituted retiring most of the Company's debt and replacing it with $100 million of notes bearing an annual interest rate of 10.25%.

Income Taxes: The Company's effective tax rate before extraordinary item decreased to 42.5% and 42.3% for the third quarter and first nine months of 1998, respectively, from 43.7% and 43.0% for the comparable periods in 1997. Improved profitability for the 1998 periods in the United Kingdom, which has a lower tax rate, has affected the consolidated effective tax rate.

Extraordinary Item: As part of the debt retirement, deferred financing costs of $903 were written off with a related tax benefit of $374, which resulted in an extraordinary loss of $529.

Net Income: As a result of the aforementioned factors, net income decreased $3,595 and $2,929 in the third quarter and first nine months of 1998 when compared to the comparable periods in 1997.

Liquidity and Capital Resources

In July 1998, the Company issued $100,000,000 of Senior Subordinated Notes. Interest on the Notes will accrue from date of issuance at 10.25% and is payable semi-annually on January 1 and July 1. The Notes are due in 2008 but may be redeemed on or after July 1, 2003 at specified premium prices. Proceeds from the Notes were primarily used for repayment of indebtedness, acquisition of treasury stock, and buyout of all outstanding stock options and warrants. The buyout of stock options resulted in a pretax compensation charge of approximately $4.5 million recorded in July 1998. The repayment of indebtness resulted in an extraordinary charge of approximately $0.5 million, net of tax benefit, recorded in July 1998 to write off unamortized debt discount and deferred financing costs.

The Company concurrently entered into a new Senior Credit Facility with a commercial lender, that provides $30,000,000 availability, undrawn as of the October 3, 1998. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit. The Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries.

The Senior Credit Facility will expire in 2003, unless extended. The interest rate per annum applicable to the Senior Credit Facility will be, at the Company's option, either LIBOR or the greater of the prime rate or the overnight federal funds rate plus 0.50%, in each case plus 0.125% to 2.375% depending on the Company's financial leverage (the "Applicable Margin"). The Company will be required to pay certain fees in connection with the Senior Credit Facility, including a commitment fee of 0.50% initially and thereafter at a per annum rate equal to the Applicable Margin on the unutilized portion of the revolver.

The Company's principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

The Company believes that future cash flows from operations, together with the borrowings available under the new Senior Credit Facility will provide the Company with sufficient liquidity and financial resources to finance its growth and satisfy its working capital requirements for the foreseeable future. The Company may not be able to generate sufficient cash flows from operations to pay the entire principal amount of the Notes when due in 2008. In such event, the Company would be required to refinance the Notes. However, there can be no assurance that the Company will be able to obtain acceptable financing terms.

Net Cash Flow Net cash flow from operations aggregated $3.1 million for the nine month period ended October 3, 1998 compared to $9.3 million for the comparable period a year ago. 1998 reflects lower net income due primarily to the $4.5 million one-time compensation charge and higher interest expenses associated with the notes issued. Additionally, cash provided by operating activities was further reduced by an inventory build of $1.5 million, and the payout of bonus accruals pertaining to 1997.

Seasonality

Historically, the Company's business has not been subject to seasonality in any material respect. The Company's third quarter, which includes July through September, is typically lower due to customers' and plant vacation shutdowns.

Inflation

Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through operating efficiencies, there can be no assurance that the Company will be able to offset any future inflationary cost increases through similar efficiencies.

Year 2000

The Company has a formal Year 2000 Compliance Plan which it began to implement in 1996 to ensure that its hardware, operating systems and software will function properly with respect to dates in the year 2000 and thereafter.

The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to their third parties' failure to remediate their own Year 2000 issues. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words "believes," "expects," "anticipates" and similar expressions are used to identify Forward Looking Statements. The Company cautions that a number of important factors could cause actual results for fiscal 1998 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. All of these Forward Looking Statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such Forward Looking Statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or disruption on supply sources of specialty steels; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the metal processing and primary wood industries. Many of such factors will be beyond the control of the Company and its management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SIMONDS INDUSTRIES INC.



         By: /s/Joseph L. Sylvia
             ---------------------------------------
             Joseph L. Sylvia
             Executive Vice President, CFO
             November 12, 1998