Form 10-K405
period 1999-01-02
SIMONDS INDUSTRIES INC
filed 1999-04-01
CIK 1067919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 1999
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ............. to .................

                        Commission file number 333-62759

                             SIMONDS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                   05-0484518
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)

          135 Intervale Road, Fitchburg, MA                         01420
(Address of registrant's principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (978) 343-3731

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].

Aggregate market value of the voting and non-voting common equity held by non-affiliated area of the registrant: 0

Number of shares outstanding of the registrant's voting and non-voting common stock, as of March 15, 1999: 68,435.10 and 7,897.45, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  BUSINESS.

RECENT DEVELOPMENTS

         In July 1998, Simonds Industries Inc. ("Simonds" or the "Company") issued $100 million of 10-1/4% Senior Subordinated Notes due 2008 (the "Notes"). Proceeds from the Notes were primarily used for the repayment of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants. The Company concurrently entered into a new Senior Credit Facility with a commercial lender that provides $30 million availability. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit. The Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries. All of the foregoing transactions are herein referred to collectively as the "Recapitalization." For additional information with respect to this Recapitalization, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions.

GENERAL

         Simonds is a leading global manufacturer and marketer of high quality industrial cutting tools. With facilities in North America and Europe, the Company sells its products into three end user markets: metal (51% of 1998 net sales), wood (42%), and paper (7%). Management believes the Company holds a number one, two or three share position in each of the markets it serves. See
Note 10 to the Consolidated Financial Statements included in Item 8 for financial information with respect to the Company's industry segments and foreign and domestic operations and export sales.

         The Company manufactures saw blades, files, knives and steel rule that, when mounted on industrial machinery, cut, shape, bend and perforate metal, wood and paper. In addition, the Company manufactures and distributes machinery, including a complete line of filing room equipment used primarily in saw mills. The Company's more than 25,000 products are used in a wide variety of industrial applications. The products are consumable and require replacement many times per year. More than 85% of the Company's net sales are derived from sales of replacement products for use in the aftermarket.

PRODUCTS AND MARKET

         Simonds produces an array of world-class industrial cutting tools for a wide variety of end user markets.

         Metal Cutting Products

         The Company's metal cutting products primarily include metal band saw blades and files for use in industrial/commercial applications. In addition, the Company manufactures and markets other products for similar applications.

         BAND SAW BLADES. Management believes that Simonds is the second largest manufacturer of metal band saw blades both globally and in North America. Management believes the Company markets the world's most technologically advanced and complete metal band saw blade product line with three broad varieties distributed for portable and stationary band saws. The three varieties include bi-metal, carbide tip and carbon blades sold under brand names including EPIC(R), Si-Clone(R), Bundle Band(R), Si-Namic(R) and XL. These products are used on a variety of OEM vertical and horizontal machines which are generally used in cut off, profile/contour and friction cutting applications. In cut-off applications, the Company's products cut steel and non-ferrous bars from long to shorter lengths which are ultimately used in finished steel products. This type of cutting is most often found in steel mills, steel warehouses and manufacturing plants. Profile/contour cutting involves the Company's narrower width blades, usually one-half inch or less, which are used to saw arcs or curves in a wide variety of materials ranging from sheet metal to tool steel, plastics and wood. Friction cutting is a method of removing seams and other size overages created by metal casting using a silicon carbon steel bandsaw blade, running at extremely high speeds.

         The Company's metal band products have a large number of industrial applications. The largest consumers of these products include the automotive, construction, home appliance and aerospace industries. Other important end user markets, particularly in the United States, include specialty manufacturers, maintenance shops, tool and die shops, machine shops, metal fabricators, aluminum foundries and steel service centers. Purchasing criteria vary by end user market but generally center around performance, durability and speed, resulting in effective cost per cut. Management believes the Company provides the highest quality products resulting in the most effective cost per cut.

         FILE PRODUCTS. Management believes that Simonds is the second largest manufacturer of industrial file products in North America and the third largest worldwide. The Company's files are precision hand tools made from forged, hardened steel, and are generally used to debur and shape metals and wood. These files are also used to sharpen many types of cutting blades. In general, the Company sells its file products under various brand names, including Red Tang(R), Black Maxi-Sharp(R), Ralston and SI. The Company believes the Simond's name itself is widely recognized by industrial/commercial users as a leader in the manufacture of high quality files.

         The Company's files are sold into two primary end user markets: industrial and consumer. Industrial end users include machinists, millwrights, welders, gunsmiths, plumbers, electricians, tool and die makers, watchmakers, automobile body repair and manufacturing as well as many non-ferrous end user applications such as filing copper, brass and aluminum. The consumer end user market, a growing area for the Company, primarily consists of do-it-yourself users. The Company manufactures a rapidly expanding line of files which are sold to retail chains and specialty suppliers under private label brand names. In addition, there are several niche commercial markets, such as the farrier and formica markets, that are also important to the Company. Purchasing criteria vary by end user market but generally center around product availability, design, performance, durability, and price.

         Wood Cutting Products

         The Company believes it is the North American leader in the manufacture of wood cutting products. The Company offers a broad array of wood cutting tools, including bandsaw blades, wood cutting knives, bits and shanks for inserted tooth saws, and large diameter circular saws. The Company's products are generally used to cut and shape logs into dimensional lumber and chip lumber for the pulp and paper industry. In addition, the Company manufactures and sells a complete line of filing room equipment used primarily in saw mills.

         The Company markets its cutting and sawing tools and associated products to the primary wood industry, including saw mills, pulp mills, wood pallet producers and plywood, wafer board, and particle board plants. Purchasing criteria vary by end user market but generally center around performance, durability, and effective costs per cut.

         Paper Products

         The Company is a leading producer of precision steel rules used primarily in the die making and packaging industries. Manufactured from hardened and beveled steel, rule products are used to fold, cut and perforate paper, cardboard and other packaging materials in addition to stamping and bending various types and grades of sheet metal. The Company's paper products include flat, rotary and perforated steel rule. Rule products purchasing criteria vary by end user but generally center around performance, durability and cost.

MARKETING, SALES AND DISTRIBUTION

         The Company's products are marketed and sold worldwide through an extensive distributor base serviced by its subsidiaries located in the United States, Canada, Germany, Spain and the United Kingdom. More than 85% of the Company's sales are through its extensive independent distributor base. Direct end user shipments and agent channels are also employed by the Company as dictated by private label programs, specific geographic markets, industry practice and competition. The Company employs separate independent distributors for its metal, wood and paper products in North America and internationally. The Company's marketing and sales functions are divided geographically between North America and the rest of the world.

         The Company's distribution effort is comprised of three major components: (i) independent distributors, (ii) the Company's field sales force, and (iii) the Company's customer service representatives.

         The Company's sales and distribution network encompasses approximately 3,800 metal products, 1,300 wood products and 200 paper products distributors in North America and 1,300 metal products, 150 wood products and 200 paper products distributors internationally. These distributors include mill supply houses, saw shops, catalog houses, OEMs, welding suppliers and other manufacturers. The Company offers extensive training, service, and technical support to its distributors.

         The Company's independent distributors are supported by 33 metal product and 32 wood product representatives in North America and 21 and two, respectively, internationally. The Company's field sales professionals provide technical service, in-house formal training and on-going field training to both distributors and end users.

         The Company's 23 customer service representatives in North America and eight internationally are a critical element of the Company's distribution network and service leadership. By responding to and processing many orders from different points and providing tailored, real-time service, this group provides a user-friendly interface with the network of distributors and end users. Each distributor and field sales professional is assigned a customer service representative who is trained in service techniques and product knowledge.

         Steel rule products are marketed through the direct sales force of the Company's subsidiary, W. Notting Limited ("Notting"), independent specialized distributors and Meyersco Limited, an independent representative agency. In addition to this effort, the Company maintains a team of customer service representatives to market the rule products to smaller accounts.

         The Company distributes private label products directly to retailers and industrial products marketers through a dedicated private label sales manager, supported by the Company's customer service organization.

         The Company distributes certain industrial products through its wholly owned subsidiary, Strongridge Limited, ("Strongridge") located in Brampton, Ontario, Canada. Since its acquisition in 1996, Strongridge has been operating as a separate division with a separate identity in the industrial market place. The primary focus of Strongridge has been to sell metal products to the small and mid-size industrial and contractor distributors. Weld centers and warehouse locations in Ontario, Canada, Texas, Ohio, California, North Carolina and Georgia provide local service support to these distributors.

RAW MATERIALS

         The primary raw material for the Company's products is specialty steel. The Company does not believe it is substantially dependent on any single supplier. However, Theis Precision Steel Corporation provides approximately 50% of the Company's domestic metal bandsaw steels. The Company's agreements with its suppliers generally are for a period of one year, with prices, in some instances, subject to adjustment.

         In order to take advantage of volume price discounts, the Company pursues a "primary" sourcing strategy through which most of the Company's strip steel is purchased. Designated "primary" sources of steel inventory are supported by identified secondary sources of raw materials. Each production facility is responsible for coordinating and executing the materials for their respective inventory needs. A purchasing manager at each facility oversees these purchases.

EMPLOYEES

         At January 2, 1999, the Company had 918 full-time employees. Of such employees, 713 were located in the United States, 48 were located in Canada, 89 were located in Germany, 10 were located in Spain and 58 were located in the United Kingdom. The Company considers its relations with these employees to be good.

         The Fitchburg and Newcomerstown facilities employ members of the United Steel Workers of America ("USWA") Union. Their contracts with the USWA expire in 2000 and 2001, respectively. The Company considers its relations with the unions to be good.

COMPETITION

         The cutting tool market is highly fragmented with numerous participants. The Company is a leader in the global cutting tools market and is consistently among the top three competitors in metal cutting saw blade, file, wood cutting product and rule product market. Competition is principally on the basis of price, service, delivery, quality and technical expertise. The Company's competitors vary in each of the market sectors it serves. There is no one company which competes with the Company in all three of the market sectors served by the Company and there is no one company which is dominant in any of such market sectors. The Company believes that its reputation over its long history for quality products, extensive sales and service network and its in-depth product knowledge provide it with a competitive advantage in all of the market sectors it services.

ENVIRONMENTAL MATTERS

         As with most industrial companies, the Company's facilities and operations are required to comply with and are subject to a wide variety of federal, state, local and foreign environment and worker health and safety laws, regulations and ordinances, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). Certain of these Environmental Laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Compliance with Environmental Laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The nature of the Company's operations, the long history of industrial uses at some of its current or former facilities, and the operations of predecessor owners or operators of certain of the businesses expose the Company to risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs or liabilities will not be incurred in connection with such liabilities or claims.

         In 1992, the Company's property in Ashburnham, Massachusetts, was identified as having groundwater contamination. The Company has been indemnified from such liability by prior owners and there is currently $2.7 million held in escrow to cover such liability. Based on current estimates, management believes that the amounts held in escrow will be sufficient to cover these environmental liabilities, although there can be no assurance that such amounts will be sufficient. In addition, environmental issues were previously identified at the Company's Fitchburg, Massachusetts, and

Newcomerstown, Ohio, properties which have since been remediated. However, the state of Ohio has not yet issued its certification to that effect with respect to the Newcomerstown site. The prior owner has agreed to indemnify the Company for any post-closure care expenses at the Newcomerstown site.

ITEM 2.  PROPERTIES.

         The following table provides information on the Company's facilities and the products produced at these locations.

                                   PRODUCT                                       OWNED/        SIZE
       LOCATION                    GROUP         PRODUCT TYPES                   LEASED        (SQ. FT)
       ------------------------------------------------------------------------------------------------
       FITCHBURG, MA               Metal         * Weld Edged Bandsaw  Blades    Owned         401,000
                                                 * Carbide Tipped Bandsaw
                                                    Blades
                                                 * Carbon Bandsaw Blades

                                   Wood          * Bits & Shanks
                                                 * Red Streak(R) Bandsaw Blade

                                   Paper         * Perforating
                                                 * Flat
                                                 * Rotary

       BIG RAPIDS, MI              Wood          * Circular Saws                 Owned         127,500
                                                 * Knives
                                                 * Inserted Tooth Saws

       NEWCOMERSTOWN, OH           Metal         * Files                         Owned         208,000

       SPRINGFIELD, OR             Wood          * Wide Bandsaw Blades           Owned         28,400

       PORTLAND,  OR               Wood          * Filing Room Equipment         Owned         40,000

       RIVERSIDE, CA               Paper         * Perforating                   Leased        19,200

       TOTTENHAM, UK               Paper         * Flat                          Owned         30,000
                                                 * Perforating

       BARCELONA, SPAIN            Paper         * Rule                          Leased        4,040

       SPANGENBERG, GERMANY        Metal         * Carbon Bandsaw Blades         Owned         57,000
                                                 * Bi-Metal Bandsaw Blades
                                                 * Hacksaw Blades

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is party to a lawsuit that was litigated in China involving a Chinese joint venture established by the Company's predecessor. Management believes the lawsuit to be without merit. In addition, the Company is a party to other lawsuits arising in the normal course of business. In the opinion of management, the final resolutions of these lawsuits are not expected to materially affect the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's common stock. The Company's voting common stock is held by approximately 40 holders and its non-voting common stock is held by approximately 2 holders.

         The Company has not paid any dividends on its capital stock since its inception. The Company currently intends to retain future earnings, if any, for use in the operation and expansion of its business. The Company does not anticipate paying any cash dividends in the foreseeable future. Both the Indenture pursuant to which the Notes were issued (the "Indenture") and the Senior Credit Facility restrict the ability of the Company and certain of its subsidiaries to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated operating and balance sheet data for and as of the years ended December 28, 1996, December 27, 1997 and January 2, 1999 are derived from the Company's audited consolidated financial statements included elsewhere herein. The selected consolidated operating and balance sheet data as of and for the year ended December 31, 1994, the five months ended May 26, 1995, and the seven months ended December 30, 1995 are derived from the Predecessor's or the Company's audited consolidated financial statements, as applicable. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto (see Item 8. Financial Statements and Supplementary Data) and the information contained in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                 (In Thousands)
                                                          Predecessor                              Company
                                                     ---------------------      ------------------------------------------------

                                                      Year       5 Months       7 Months        Year        Year          Year
                                                      Ended        Ended          Ended        Ended        Ended        Ended
                                                      1994        5/26/95       12/30/95        1996        1997          1998
                                                     -------     ---------      --------      -------     --------      --------
OPERATING DATA:
         Net sales                                   $95,284       $42,212       $58,932      $98,661     $114,182      $126,296
         Cost of goods sold                           68,537        30,102        41,353       69,828       78,798        86,750
                                                     --------    ---------       -------      -------     --------      --------
                  Gross profit                        26,747        12,110        17,579       28,833       35,384        39,546
         Selling, general and administrative expense  17,028         7,418        10,176       17,135       21,149        24,230
         Special compensation expense                    ---         7,920           ---          ---          ---         4,541
                                                     -------     ---------       -------      -------     --------      --------
                  Operating income (loss)              9,719        (3,228)        7,403       11,698       14,235        10,775
         Interest expense                              1,623           650         2,880        4,399        4,963         7,900
         Other expense (income) net                    (432)          (276)         (208)         245          520           554
                                                     -------     ---------       -------      -------     --------      --------
                  Income (loss) before income taxes    8,528        (3,602)        4,731        7,054        8,752         2,321
         Income taxes                                  3,491        (1,387)        1,856        3,071        3,751           955
                                                     -------     ---------       -------      -------     --------      --------
                  Net income (loss) before
                  extraordinary item                  $5,037      $ (2,215)      $ 2,875       $3,983     $  5,001      $  1,366
         Extraordinary item-Write-off of deferred
         financing cost related to refinanced
         indebtedness, net of tax benefit of $374         --            --            --           --           --          (529)
                                                     -------      --------       -------      -------     --------      --------
                  Net income (loss)                  $ 5,037      $ (2,215)      $ 2,875      $ 3,983     $  5,001          $837
                                                     =======      ========       =======      =======     ========      ========

OTHER DATA:
         EBITDA from operations(1)                   $12,964        $6,109       $ 8,673      $14,026     $ 17,299      $ 19,187
         Depreciation and amortization                 3,307         1,498         1,500        2,712        3,459         5,176
         Capital expenditures                          2,377           745         1,895        3,638        3,708         4,348
         Ratio of income to fixed charges(2)            5.7x            --          2.6x         2.5x         2.7x          1.3x

BALANCE SHEET DATA:
         Working capital                             $17,753       $16,033       $21,786      $22,209     $ 21,651       $35,796
         Total assets                                 56,931        62,413        77,728       82,620       95,343       118,239
         Total debt                                   16,278        14,899        46,809       46,175       51,692       104,010
         Shareholders' equity (deficit)               24,986        24,608        13,185       17,198       21,615       (12,680)

(1) EBITDA is defined as operating income plus depreciation, amortization (other than amortization of debt discount and deferred financing costs) and special compensation expense. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements.

(2) For purposes of calculating this ratio, "income" consists of income before provision for income taxes and fixed charges. "Fixed charges" consists of interest expense and the estimated interest portion of rental payments on operating leases. Such income was insufficient to cover fixed charges by approximately $2,100 for the five months ended May 26, 1995.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             (Dollars in Thousands)

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the selected financial information, all appearing elsewhere herein.

GENERAL

         Simonds has been in continuous operation selling cutting tools for over 166 years. Since 1995, the Company has completed four acquisitions, including Strongridge in October 1996, the bit and shank product line of Pacific Hoe Company in January 1997, Armstrong Manufacturing

Company ("Armstrong") in August 1997, and Notting on May 5, 1998. The Company's results of operations for the periods 1996-1998 reflect the impact of all of the above mentioned acquisitions. In particular, the Company benefited from three months in 1996 and a full year in 1997 of operations of Strongridge and five months of operations of Armstrong in 1997 and a full year of 1998, and eight months of Notting operations in 1998.

RESULTS OF OPERATIONS

                                                           Percentage of Net Sales
                                                          ------------------------
                                                             Year Ended December
                                                          ------------------------
                                                           1996     1997      1998
                                                          -----    -----     -----

Net sales                                                 100.0%   100.0%    100.0%
Cost of goods sold                                         70.8     69.0      68.7
                                                          -----    -----     -----

           Gross profit                                    29.2     31.0      31.3
Selling, general and administrative expense                17.4     18.5      22.8
                                                          -----    -----     -----

           Operating income                                11.8     12.5       8.5

Interest expense                                            4.5      4.3       6.3
Other expense, net                                          0.2      0.5       0.4
                                                          -----    -----     -----
         Income before income taxes                         7.1      7.7       1.8

Income taxes                                                3.1      3.3       0.7
                                                          -----    -----     -----

           Net income                                       4.0      4.4       1.1
Extraordinary item-
    Write-off of deferred financing cost related to
      refinanced indebtedness, net of tax benefit
      of $374                                               0.0      0.0      (0.4)
                                                          -----    -----     -----

         Net Income                                         4.0%     4.4%      0.7%
                                                          =====    =====     =====

Year Ended January 2, 1999 Compared To Year Ended December 27, 1997

         Net Sales: Net sales for the year ended January 2, 1999 were $126,296, or a 10.6% increase from 1997 net sales of $114,182. The increase in net sales was primarily attributable to the inclusion of Notting and Armstrong. U.S. operations were up 2.7%, which was mostly offset by lower sales from Canadian operations due in large part to a significantly weaker Canadian dollar in 1998.

         Gross Profit Margin: The cost of sales increased by $7,952 as a result of higher sales volume. Gross profit margin improved .3% to 31.3% in 1998 primarily as a result of favorable raw material prices for Red Streak(R) bands, carbide tips, and the majority of the Company's knife steel along with higher production levels without significant increases in fixed expenses.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 22.8% for 1998 and 18.5% in 1997. The higher level of expenses in 1998 as compared to 1997 was primarily due to the addition of Armstrong and Notting in 1998 and a one time compensation charge in July 1998 of $4,541 from the repurchase of options relating to the Recapitalization.

         Operating Income: As a result of the foregoing, operating income decreased $3,460 in 1998 from the prior year.

         Interest Expense: Interest expense was higher in 1998 due to the Recapitalization of the Company in July. The Recapitalization constituted retiring most of the Company's debt and replacing it with $100,000 of notes bearing an annual interest rate of 10.25%.

         Income Taxes: The Company's effective tax rate decreased to 41.2% for 1998 from 42.9% in 1997. The effective tax rates differed from the statutory U.S. rate primarily due to state income tax provisions and nondeductible amortization.

         Extraordinary Item: As part of the debt retirement in 1998, deferred financing costs of $903 were written off with a related tax benefit of $374, which resulted in an extraordinary loss of $529.

         Net Income: As a result of the aforementioned factors, net income decreased 83.3% to $837 for 1998 from $5,001 for 1997.

Year Ended December 27, 1997 Compared To Year Ended December 28, 1996

         Net Sales: Net sales increased 15.7% to $114,182 for 1997 from $98,661 for 1996. Of this increase, $3,457 resulted from the contribution of five months of Armstrong and $4,647 from a full year of results of Strongridge in 1997 as compared to three months in 1996. In addition, the Company benefited from the acquisition of the bit and shank business from Pacific Hoe Corporation. The remaining increase in net sales was due to increased demand from the wood and metal markets in the United States and Canada, which was reflected in increased sales of levelers and tensioners, Red Streak(R) and waferized knives as well as increased sales of metal band saws and files.

         Gross Profit Margin: Gross profit as a percentage of net sales increased to 31.0% in 1997 compared to 29.2% in 1996. This increase was primarily due to lower costs of raw materials, other manufacturing efficiencies and the addition of higher gross profit margin products at Armstrong.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased as a percent of net sales to 18.5% in 1997 from 17.4% in 1996. This is partly due to additional bonus accruals, commissions, and marketing incentive plans resulting from the Company exceeding incentive targets. In addition, the increase resulted from the inclusion of Strongridge and Armstrong, which have higher percentages of selling, general and administrative expenses to net sales than the Company.

         Operating Income: As a result of the aforementioned factors, operating income increased 21.7% to $14,235 or 12.5% of net sales in 1997 from $11,698 or 11.9% in 1996.

         Interest Expense: Interest expense increased $4,963 in 1997 from $4,399 in 1996 as a result of borrowings to finance acquisitions.

         Income Taxes: The Company's effective tax rate decreased to 42.9% in 1997 from 43.5% in 1996. The income tax rates principally differed from the statutory U.S. rate of 34% as a result of state income tax provisions, nondeductible amortization expense (for tax purposes), the change in tax valuation reserves and the effect of foreign income tax on foreign source income.

         Net Income: As a result of the foregoing, net income increased 25.6% to $5,001 in 1997 from $3,983 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

         During 1996, 1997 and 1998, net cash provided by operations was $6,665, $13,046 and $9,113, respectively. During 1996, 1997 and 1998, net cash used in investing activities was $4,788, $17,304 and $9,747, respectively, consisting primarily of capital expenditures and acquisitions. In 1997, approximately $13,700 was used for the acquisitions of Armstrong and the bit and shank product line of Pacific Hoe Company. In 1998, roughly $5,500 was used to acquire Notting, a manufacturer of rule products. During 1996, 1997 and 1998, net cash provided (used) by financing activities was ($2,526), $4,299 and $8,978, respectively.

         The Company's Senior Credit Facility provides a $30,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line is undrawn as of January 2, 1999. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's alternate base rate, as defined or LIBOR plus the applicable margin. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

         The Company believes that future cash flows from operations, together with the borrowings available under the Senior Credit Facility will provide the Company with sufficient liquidity and financial resources to finance its growth and satisfy its working capital requirements for the foreseeable future. The Company may not be able to generate sufficient cash flows from operations to pay the entire principal amount of the Notes when due in 2008. In such event, the Company would be required to refinance the Notes. However, there can be no assurance that the Company will be able to obtain financing on acceptable terms.

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


TRANSITION TO THE EURO

         Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be cancelled and Euro bills and coins will be used in the 11 participating countries.

         Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

         The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company.


YEAR 2000

         The Company has a formal Year 2000 Compliance Plan which it began to implement in 1996 to ensure that its hardware, operating systems and software will function properly with respect to dates in the year 2000 and thereafter.


         The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company is in the process of preparing appropriate contingency plans in the event that a significant internal or external exposure is identified.

FORWARD LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

         Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties including, but not limited to, the Company's substantial leverage, the restrictions imposed by the terms of its indebtedness, the subordination provisions of the Notes and the related guarantees, the risks of international operations, the Company's dependence on specialty steels, its reliance on limited sources of supply and certain industries, its acquisition strategy and environmental matters. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods.

         The above risks and uncertainties inherent in the Company's business are set forth in detail below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed necessarily that there are no other risks and uncertainties which may be more significant to the Company.


         SUBSTANTIAL LEVERAGE

         As of January 2, 1999, the Company had $104,010 of consolidated indebtedness and consolidated stockholders' deficit of $12,680.

         The Company's indebtedness has several important consequences including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service requirements on its indebtedness and will not be available for other purposes;
(ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, refinancing other indebtedness or general corporate purposes may be impaired; (iii) the Company's leverage may increase its vulnerability to economic downturns and limit its ability to withstand competitive pressures; and (iv) the Company's ability to capitalize on significant business opportunities may be limited.

         The Company's ability to make payments with respect to the Notes and to satisfy its other debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company believes, based on current circumstances, that the Company's cash flow, together with available borrowings under the Senior Credit Facility, will be sufficient to permit the Company to meet its operating expenses and to service its debt requirements as they become due. Significant assumptions underlie this belief, including, among other things, that the Company will succeed in implementing its business strategy and there will be no material adverse developments in the business, liquidity or capital requirements of the Company. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

         RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

         The Indenture restricts the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments or investments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. In addition, the Senior Credit Facility contains other and more restrictive covenants. The Senior Credit Facility requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control, and there can be no assurance that the Company will meet such tests. A breach of any of these covenants could result in an event of default under the Senior Credit Facility. In an event of default under the Senior Credit Facility, the lenders thereunder could elect to declare all amounts borrowed, together with accrued interest, to be immediately due and payable and the lenders under the Senior Credit Facility could terminate all commitments thereunder. If such indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness and the Notes.

         SUBORDINATION OF NOTES AND GUARANTEES

         The payment of principal of and interest on, and any premium or other amounts owing in respect of, the Notes is subordinated to the prior payment in full of all existing and future Senior Debt of the Company, including all amounts owing or guaranteed under the Senior Credit Facility. The Guarantees of the Notes by certain subsidiaries are similarly subordinated to Guarantor Senior Debt. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to the Company or a Guarantor, assets of the Company or such Guarantor will be available to pay obligations on the Notes or Guarantees only after all Senior Debt of the Company or Guarantor Senior Debt of such Guarantor, as applicable, has been paid in full, and there can be no assurance that there will be sufficient assets to pay amounts due on any or all of the Notes. In addition, neither the Company nor any Guarantor may pay principal, premium, interest or other amounts on account of the Notes or any Guarantee in the event of a payment default (or, with respect to a non-payment default on Designated Senior Debt (as defined), for a specified period) in respect of Senior Debt. As of January 2, 1999, the Company and the Guarantors had $100,000 of Senior Debt and Guarantor Senior Debt outstanding. In addition, the Notes are effectively subordinated in right of payment to all liabilities, including indebtedness, of subsidiaries of the Company which are not Guarantors. As of January 2, 1999, such subsidiaries had approximately $23,100 of total liabilities, including approximately $4,000 of indebtedness.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         The Company operates manufacturing, sales and service facilities in Germany, the United Kingdom, Spain and Canada. In 1998, sales of its products in foreign countries accounted for approximately 34% of the Company's net sales. As a result, the Company is subject to risks associated with operation in foreign countries, including fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment, subjection to certain foreign labor laws and other restrictions by foreign governments. Fluctuations in currency exchange rates have had an impact on the Company's operations in the past, and historically the Company has hedged some of its foreign currency risks. No assurance can be given that the risks associated with operating in foreign countries will not have a material adverse effect on the Company in the future.

         DEPENDENCE ON SPECIALTY STEELS; RELIANCE ON LIMITED SOURCES OF SUPPLY

         The principal raw material used by the Company is specialty steels. The Company relies on limited sources for its supply of specialty steels. The loss of any such source, or any major disruption in such source's business or failure by it to meet the Company's needs on a timely basis could cause shortages in the Company's supply of specialty steels that could have a material adverse effect on the Company's business and financial condition.

         The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, labor costs, molybdenum and chrome costs, competition, import duties, tariffs and currency exchange rates. If the Company is unable to pass some or all of future steel price increases to its customers, the Company could be materially and adversely affected.


         RELIANCE ON METAL PROCESSING AND WOOD INDUSTRIES

         Demand for the Company's metal and wood products generally follows movements in the metal processing and primary wood industries. The metal processing and primary wood industries are both cyclical in nature and are affected by global and national economic conditions. A material change in either industry or general economic conditions could have a material adverse effect on the Company's business and financial condition.

         ACQUISITION STRATEGY

         The Company has pursued and intends to continue to pursue acquisitions as an important component of its strategy. No assurance can be given that in the future other suitable acquisition candidates can be acquired on acceptable terms or that future acquisitions, if completed, will be successful. Future acquisitions by the Company could result in the incurrence of additional debt and contingent liabilities which could materially adversely affect the Company's business, operating results and financial condition. The success of any completed acquisition will depend on the Company's ability to integrate effectively the acquired business into the Company's. The process of integrating acquired businesses may involve numerous risks, including difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired businesses.

         ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and waste materials. While the Company believes that it is currently in material compliance with those laws and regulations, there can be no assurance that the Company will not incur significant costs to remediate violations thereof or to comply with changes in existing laws and regulations (or the enforcement thereof). Such costs could have a material adverse effect on the Company's business, financial condition or results of operations.

         CHANGE OF CONTROL

         Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. However, the Company's ability to repurchase the Notes upon a Change of Control may be limited by the terms of then existing contractual obligations of the Company and its subsidiaries. In addition, the occurrence of a Change of Control will constitute an Event of Default under the Senior Credit Facility. The Senior Credit Facility will prohibit the purchase of the Notes unless and until such time as the indebtedness under the Senior Credit Facility is paid in full. There can be no assurance that the Company will have the financial resources to repay amounts due under the Senior Credit Facility, or to repurchase or redeem the Notes. If the Company fails to repurchase all of the Notes tendered for purchase upon the occurrence of a Change of Control, such failure will constitute an Event of Default under the Indenture.


         FRAUDULENT CONVEYANCE CONSIDERATIONS

         Under the applicable provisions of the federal bankruptcy law or comparable provisions of state fraudulent transfer law, if the Company or any Guarantor, at the time it issues the Notes or incurs a Guarantee, as the case may be, (a)(i) was or is insolvent or rendered insolvent by reason of such issuance or incurrence, as the case may be, (ii) was or is engaged in a business or transaction for which the assets remaining with the Company or such Guarantor, as the case may be, constituted unreasonably small capital or (iii) intended or intends to incur, or believed or believes that it would incur, debt beyond its ability to pay such debts as they mature and (b) received or receives less than reasonably equivalent value or fair consideration, the obligations of the Company under the Notes or such Guarantor under its Guarantee, as the case may be, could be avoided or claims in respect of the Notes or such Guarantee, as the case may be, could be subordinated to all other debts of the Company or such Guarantor, as the case may be. Among other things, a legal challenge of the Notes or a Guarantee, as the case may be, on fraudulent conveyance grounds may focus on the benefits, if any, realized by the Company or such Guarantor, as the case may be, as a result of the issuance of the Notes or the incurrence of a Guarantee, as the case may be. To the extent that the Notes or any Guarantee was a fraudulent conveyance or held unenforceable for any other reason, the holders of the Notes would cease to have any claim in respect of the Company, in the case of the Notes, or in respect of a Guarantor whose Guarantee was avoided or held unenforceable. In such event, the claims of the holders of the Notes would be subject to the prior payment of all liabilities of the Company, in the case of the Notes, or the Guarantor whose Guarantee was avoided. There can be no assurance that, after providing for all prior claims, there would be sufficient assets to satisfy the claims of the holders of the Notes relating to any avoided portion of the Notes or a Guarantee.

         Each Guarantor has agreed, jointly and severally with the other Guarantors, to contribute to the obligation of any Guarantor under a Guarantee of the Notes. Further, the Guarantee of each Guarantor provides that it is limited to an amount that would not render the Guarantor thereunder insolvent. The Company believes that it and the Guarantors received equivalent value at the time the indebtedness was incurred under the Notes and the Guarantees. In addition, the Company believes that neither it nor any of the Guarantors was or will be insolvent or was or will be engaged in a business or transaction for which its remaining assets constitute unreasonably small capital and that neither it nor any of the Guarantors intended or will intend to incur debts beyond its ability to pay such debts as they mature. Since each of the components of the question of whether the Notes or a Guarantee is a fraudulent conveyance is inherently fact based and fact specific, there can be no assurance that a court passing on such questions would agree with the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in foreign currency exchange rates, as the Company entered into foreign forward exchange contracts effective for fiscal year 1999. The Company did not enter into these contracts for trading purposes. They were entered into to manage and reduce the impact of changes in foreign currency exchange rates although a portion of these contracts does not qualify for hedge accounting. Accordingly, the contracts will be marked to market at the end of each accounting period with a resulting gain or loss. (See Note 12 to the Consolidated Financial Statements.)



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the directors and executive officers of the Company. Directors serve for a term of one year or until their successors are elected and qualified.
Officers serve at the discretion of the Board of Directors.

NAME                              AGE              POSITION
----------------------------      -------------    ---------------------------------------------------------------

Ross B. George                    66               President, Chief Executive Officer and Director

Joseph L. Sylvia                  53               Executive Vice President, Chief Financial Officer and Director

Robert Deedrick                   56               Vice President - Manufacturing

Roland Richard                    57               Vice President - Sales and Marketing, Wood Products

James Palmer                      57               Vice President - Sales and Marketing, Metal Products

Harry Rogers                      57               Vice President - International and Rule Products

Peter Hopper                      48               Vice President - Product Development

Ron Owens                         54               Senior Vice President - Manufacturing

Habib Y. Gorgi                    42               Director

Bernard Y. Buonanno               32               Director


         Ross George: Mr. George has been President, Chief Operating Officer and member of the Board of Directors since 1988 and was made Chief Executive Officer in 1995. Mr. George previously served as acting President and Vice President of Operations at Simonds Cutting Tools - Division of Household Manufacturing. Mr. George joined Simonds in 1983. From 1980 to 1983, he was Vice President and General Manager of the New England Carbide division of Wallace Murray Corp. Prior to 1980 he held various positions at Johnson & Johnson and Texas Instruments.

         Joseph Sylvia: Mr. Sylvia has been Chief Financial Officer since 1988 and is a member of the Board of Directors of Simonds. He was promoted to Executive Vice President in 1995. Mr. Sylvia formerly held the position of Division Controller of Simonds Cutting Tools - Division of Household Manufacturing. He joined Simonds in 1970 as Senior Programmer Analyst and held various management positions in Information Services from 1972 to 1982. From 1982 to 1987, Mr. Sylvia was Director of Finance and Information Services.

         Robert Deedrick: Mr. Deedrick has been Vice President of Manufacturing since 1991. He managed the Fitchburg plant from 1984 to 1991 and the Newcomerstown operations form 1981 to

1984. Mr. Deedrick joined Simonds in 1973 as an Engineer, progressing through Production and Inventory Control and Production Management positions.

         Roland Richard: Mr. Richard has been Vice President of Sales and Marketing - Wood Products since 1991. He previously held the position of Director of Corporate Development from 1989 to 1991 and was Corporate Sales Manager of the acquired Michigan Knife Company from 1987 to 1989. Mr. Richard originally joined Simonds in 1961, progressing through sales, sales management, product management, and became a Strategic Business Unit Manager in 1980.

         James Palmer: Mr. Palmer has been Vice President of Sales and Marketing for Metal Products since 1995. He was Vice President of Sales of Milford Products for 10 years. Mr. Palmer joined Milford Products in 1982. Prior to 1982, Mr. Palmer held various sales and management positions with a variety of companies in the machine tool and cutting tool industries over a period of approximately 16 years.

         Harry Rogers: Mr. Rogers has been Vice President of International and Rule Products since 1990. He previously held the position of General Sales Manager. Since joining Simonds in 1971 as a salesman, he has held key positions in sales and marketing management.

         Peter Hopper: Mr. Hopper has been Vice President of Product Development since 1996. He has held positions of increasing responsibility with Crucible Specialty Metals from 1976 to 1983. He held research, metallurgy and quality control positions with Milford Products Corporation from 1983 to 1991. From 1991 to 1996 he served in various product development and design positions with Milwaukee Electric Tool Corporation.

         Ron Owens: Mr. Owens joined Simonds in 1998 as Vice President of Business Development and was promoted to Senior Vice President of Manufacturing in November of 1998. In 1990 Mr. Owens formed "SAWELL, INC.", a manufacturing business that produced jigsaw and recip blades for their own brands, as well as private label product for all major brands. Black and Decker purchased "SAWELL, INC." in late 1994 and Mr. Owens was President of the subsidiary until October 1996. Mr. Owens was Vice President of Operations at Allen Industrial from 1965 to 1978; Executive Vice President of Mid State Industrial from 1978 to 1982; and owned a sales rep agency in Tampa, Florida prior to starting "SAWELL, INC."

         Habib Gorgi: Mr. Gorgi has been a member of the Board of Directors since 1995. Since 1995, Mr. Gorgi has been President of each of (i) Fleet Ventures Resources, Inc., (ii) Fleet Growth Resources II, Inc., a general partner of Fleet Equity Partners VI, L.P., and (iii) Silverado III, Corp., the general partner of Silverado III, L.P., the general partner of Chisholm Partners III, L.P. Mr. Gorgi is also managing general partner of Kennedy Plaza Partners. Since 1986, Mr. Gorgi has held various management positions with Fleet Equity Partners and its affiliates. Prior to 1986, he had worked in the Mergers, Acquisitions and Leveraged Buyouts Group of BankAmerica. Mr. Gorgi serves on the Board of Directors of several Fleet Equity Partners' portfolio companies.

         Bernard Buonanno: Mr. Buonanno has been a member of the Board of Directors since 1995. Since 1998, Mr. Buonanno has been Senior Vice President of each of (i) Fleet Venture Resources, Inc., (ii) Fleet Growth Resources, Inc., a general partner of Fleet Equity Partners VI, L.P., and (iii)

Silverado III, Corp., the general partner of Silverado III, L.P., the general partner of Chisholm Partners III, L.P. Mr. Buonanno is also general partner of Kennedy Plaza Partners. Mr. Buonanno has held various positions with Fleet Equity Partners and its affiliates since 1993. Prior to joining Fleet Equity Partners in 1993, Mr. Buonanno worked in the Mergers and Acquisitions Department of Prudential-Bache Capital Funding. Mr. Buonanno serves on the Board of Directors of several Fleet Equity Partners' portfolio companies.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation earned in 1998 and 1997 by the Company's Chief Executive Officer and each of the four most highly compensated executive officers whose remuneration exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                                                                    LONG
                                                                                                    TERM
                                                             ANNUAL COMPENSATION                COMPENSATION
                                                     ----------------------------------  -------------------------

                                                                                         SECURITIES
                                                                                            UNDER           ALL
                                                                                            -LYING         OTHER
                                                                                           OPTIONS/       COMPEN-
                                              YEAR    SALARY       BONUS       OTHER(1)      SARS        SATION(2)
                                              ----   --------     --------     --------  -----------     ---------


Ross George                                   1998   $272,580           --      $28,774     351.13        $753,256
Chief Executive Officer, President            1997   $262,080     $262,080      $20,895         --        $ 17,102

Joseph Sylvia                                 1998   $185,820           --      $30,026     222.45        $493,120
Executive Vice President, CFO                 1997   $178,605     $142,884      $16,958         --        $ 11,324

Robert Deedrick                               1998   $130,598           --      $14,841                   $133,118
Vice President -                              1997   $126,200     $ 75,720      $ 8,206                   $  8,683
Manufacturing

James Palmer                                  1998   $129,260     $  1,759      $12,809                   $347,834
Vice President - Sales, Metal Products        1997   $120,935     $ 47,013      $ 7,553                   $  8,829


Roland Richard                                1998   $121,518     $ 13,853      $12,809                   $132,863
Vice President - Sales & Marketing,           1997   $116,844     $ 70,106      $ 7,617                   $  8,667
Wood Products

(1) Consists of amounts reimbursed during the year for the payment of taxes relating to company vehicles, tax preparation and club memberships.

(2) Consists of the Company's contributions to (1) the 401(k) Plan in 1997 (Messrs. George and Sylvia, $4,750; Mr. Deedrick, $3,786; Mr. Palmer, $3,628; and Mr. Richard, $3,505) and 1998 ($5,000 each for all executives listed above); (2) the Profit Sharing Plan in 1997 (Messrs. George and Sylvia, $4,800; Mr. Deedrick, $3,786; Mr. Palmer, $3,628; and Mr. Richard, $3,505) and 1998 ($4,800 each for all executives listed above); (3) group insurance payments in 1997 (Mr. George, $7,552; Mr. Sylvia, $1,774; Mr. Deedrick, $1,111; Mr. Palmer, $1,573;
         and Mr. Richard, $1,657) and 1998 (Mr. George, $23,583; Mr. Sylvia, $3,399; Mr. Deedrick, $3,339; Mr. Palmer, $2,945; and Mr. Richard, $3,084);and (4) buyout of options in 1998 (Mr. George $719,873; Mr. Sylvia $479,921; Mr. Deedrick $119,979; Mr. Palmer $335,089; and Mr.
         Richard $119,979).

Options

         The following table sets forth certain information relating to option grants in the year ended January 2, 1999 to the individuals named in the Summary Compensation Table above.

                                                         Option/SAR Grants in Last Fiscal Year
                                                                              Individual Grants
                                      ------------------------------------------------------------------------------
                                        Number of
                                       Securities         % of Total
                                       Underlying        Options/SARs      Exercise
                                      Options/SARs        Granted to       or Base                        Grant Date
                                         granted         Employees in        Price        Expiration       Present
              Name                       (1)(2)          Fiscal Year         ($/Sh)          Date         Value (3)
---------------------------------     ------------      -------------      ---------      ----------      ----------

Ross George                                  351.13              61.2%         458.52      7/7/2008         $109.37

Joseph Sylvia                                222.45              38.8%         458.52      7/7/2008         $109.37

Robert Deedrick                                  --                --              --            --              --

James Palmer                                     --                --              --            --              --

Roland Richard                                   --                --              --            --              --

(1) None of the options granted were options with tandem SARs and no free-standing SARs were granted.

(2) All options granted to the named executives were granted on July 7, 1998. 218.09 shares are immediately vested for both Mr. George and Mr. Sylvia. On January 1, 1999 the remaining 133.04 and 4.36 became exercisable for Mr. George and Mr. Sylvia, respectively.

(3) Based on the Black-Scholes option pricing model. The use of this model should not be construed as an endorsement of its accuracy at valuing options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the actual value realized will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

                  Stock price                                 $458.52
                  Exercise price                              $458.52
                  Expected option term                        5 years
                  Stock price volatility                      0
                  Dividend yield                              0
                  Risk-free interest rate                     5.45%


         The following table sets forth certain information with respect to unexercised options to purchase the Company's Common Stock granted to the individuals named in the Summary Compensation Table above. No options were exercised in 1998 by such individuals.

                             FY - END OPTION VALUES

                              NO. OF SECURITIES UNDERLYING                      VALUE OF UNEXERCISED IN-THE-MONEY
                              UNEXERCISED OPTIONS AT FY-END                            OPTIONS AT FY-END (1)
                            ---------------------------------                 ------------------------------------
NAME                        EXERCISABLE         UNEXERCISABLE                 EXERCISABLE            UNEXERCISABLE
                            -----------         -------------                 -----------            -------------

Ross George                   218.09                133.04                     $1,919.19               $1,170.75

Joseph Sylvia                 218.09                  4.36                     $1,919.19               $   38.37

Robert Deedrick                   --                    --                            --                      --

James Palmer                      --                    --                            --                      --

Roland Richard                    --                    --                            --                      --

(1) Based on the difference between the fair market value of the securities underlying the options and the exercise or base price of the options at fiscal year-end.

         Employment Contracts

         Messrs. George and Sylvia each entered into employment agreements with the Company which expire May 26, 2000, subject to extension. The employment agreements provide for base salaries and bonuses as determined by the Board of Directors. In addition, the agreements provide that in the event of termination of employment by the Company for any reason other than cause, the officer is entitled to receive all salary and bonuses earned through the termination date plus the remaining base salary through the expiration of the agreement.

         Messrs. Deedrick, Palmer and Richard have also entered into employment agreements with the Company which provide for one year's notice of termination from the Company, and 90 days notice of termination from the employee, except in the case of cause, in which event the agreement is terminable on 30 days notice from the Company. The agreements provide that the officers' base salary and bonuses will be determined by the Board. Each of these agreements contains a covenant not to compete for two years after termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (i) by each person known to the Company to own more than 5% of the Company's Common Stock and (ii) by each director of the Company, each of the executive officers of the Company listed under "Management" and the directors and executive officers of the Company as a group.

                                                                        Shares Beneficially Owned (1)
                                                                        -----------------------------
                                                                      Number of  Shares      % of Class
                                                                      -----------------      ----------

Fleet Venture Resources, Inc. (2)                                             22,073.18      31.0
Fleet Equity Partners VI, L.P. (2)                                             9,459.93      13.3
Chisholm Partners III, L.P. (2)                                                7,998.35      11.2
Kennedy Plaza Partners                                                           460.25      *
The Private Market Fund, L.P.                                                  8,723.72      12.3
Ross George                                                                    6,348.69      8.9
Joseph Sylvia                                                                  4,039.08      5.7
Robert Deedrick                                                                  436.19      *
Roland Richard                                                                 1,090.46      1.5
James Palmer                                                                     381.66      *
Harry Rogers                                                                   1,090.46      1.5
Peter Hopper                                                                     163.57      *

F.A. DeVilling                                                                   218.09      *
Ron Owens                                                                           ---      ---
Habib Gorgi                                                                   39,991.71      56.2
Bernard Buonanno                                                              39,991.71      56.2

All directors and executive officers as a group,
   including the above named persons                                          53,759.91      75.5

*Less than 1%

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security or the sole or shared power to dispose, or direct the disposition of, a security, and includes options and warrants exercisable within 60 days.

(2) Fleet Venture Resources, Inc. ("FVR"), Fleet Equity Partners VI, L.P. ("FEP"), Chisholm Partners III ("Chisholm") and Kennedy Plaza Partners ("Kennedy") are affiliated entities. As a result, they may be deemed to have shared voting and investment power of the shares held by each of the other entities. FVR and FEP are also affiliates of Fleet Financial Group, Inc. ("FFG"). As a result, FFG may be deemed to have shared voting and investment power of the shares held by such entities. Mr. Gorgi is President of FVR and of the corporate general partners of FEP and Chisholm, and a general partner of Kennedy. As a result, he may be deemed to have shared voting and investment power of the shares held by such entities. Mr. Buonanno is Senior Vice President of FVR and of the corporate general partners of FEP and Chisholm, and a general partner of Kennedy. As a result, he may be deemed to have shared voting and investment power of the shares held by such entities. Messrs. Gorgi and Buonanno disclaim beneficial ownership for all shares held directly by these entities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to the Recapitalization (i) the Company repurchased certain of its outstanding equity securities for an aggregate purchase price of $58.3 million (or $458.52 per share of Common Stock and equivalents) (the "Recapitalization Consideration"), (ii) the Company issued new shares of voting and non-voting Common Stock to certain existing stockholders and new investors with aggregate proceeds to the Company of $18.8 million (or $458.52 per share) (the "New Shares"), (iii) the Company issued certain warrants and options to certain existing stockholders and new investors, and (iv) certain of the Company's existing stockholders retained voting Common Stock with an aggregate value (based on per share value of $458.52) of approximately $16.2 million (the "Retained Shares").

         Fleet (i) received approximately $39.0 million of the Recapitalization Consideration, (ii) purchased approximately $7.8 million of the New Shares and
(iii) retained approximately $9.6 million of the Retained Shares. In addition, Fleet received (a) warrants to purchase 2,180.93 shares of Common stock at a price of $458.52 per share and (b) warrants to purchase 1,357.73 shares of Common Stock at a price of $458.52 per share which will be exercisable in full upon the occurrence of a sale of the Company or an initial public offering of its stock ("Liquidity Events") if Fleet does not earn a specified return on its cash investment in the Company.

         Management of the Company (i) received approximately $16.0 million of the Recapitalization Consideration, (ii) purchased approximately $0.3 million of the New Shares and (iii) retained approximately $6.4 million of the Retained Shares. Messrs. George, Sylvia, Deedrick and Richard (or members of their respective families) received approximately $6.7 million, $3.1 million, $0.9 million and $1.2 million, respectively, of such Recapitalization Consideration. Mr. Palmer purchased approximately $0.2 million of such New Shares, and Messrs. George, Sylvia, Deedrick and Richard retained approximately $3.8 million, $2.1 million, $0.2 million and $0.5 million, respectively, of such Retained Shares. In addition, Messrs. George and Sylvia were granted options to purchase 351.13 and 222.45 shares, respectively, of Common Stock at a price of $458.52 per share.

         First Union Investors, Inc., an affiliate of First Union Capital Partners, one of the initial purchasers of the Notes, and First Union National Bank, the principal lender under the Senior Credit Facility, acquired 3,373.75 voting and 7,530.90 non-voting New Shares for approximately $5 million and also received warrants to purchase 391.57 shares of Common Stock at a price of $458.52 per share which will be exercisable in full upon the occurrence of certain Liquidity Events if the holder does not earn a specified return on its cash investment in the Company. The Private Market Fund, L.P. received warrants to purchase 313.26 shares of Common Stock at a price of $458.52 per share which will be exercisable in full upon the occurrence of certain Liquidity Events if the holder does not earn a specified return on its cash investment in the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The consolidated balance sheets as of January 2, 1999 and December 27, 1997 and the related consolidated statements of operations, shareholders' equity (deficit), cash flows and financial statement schedule for each of the three years in the period ended January 2, 1999 are filed as part of this report:


(1)      Financial Statements

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)


                                        ASSETS                              DECEMBER 27,  JANUARY 2,
                                                                                1997         1999
                                                                            ------------  ----------

CURRENTS ASSETS:
     Cash                                                                      $1,255        $9,298
     Accounts receivable, net of reserves of $806 and $992 in 1997 and         16,185        16,250
     1998, respectively
     Inventories (Note 3)                                                      22,576        27,226
     Other current assets                                                       3,160         3,208
     Refundable income taxes                                                      101         1,157
                                                                              -------      --------
           Total current assets                                                43,277        57,139

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                       2,324         2,332
     Buildings and improvements                                                10,557        12,118
     Machinery and equipment                                                   21,735        27,009
     Construction-in-progress                                                     348         1,296
                                                                              -------      --------
                                                                               34,964        42,755

     Less- Accumulated depreciation                                             5,308         8,370
                                                                              -------      --------

           Net property, plant and equipment                                   29,656        34,385

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $1,026 and $1,581 in 1997
      and 1998, respectively                                                   20,613        21,765
     Deferred financing costs, net of accumulated amortization of
        $909 and $252 in 1997 and 1998, respectively                              880         4,389
     Other                                                                        917           561
                                                                              -------      --------
           Total other assets                                                  22,410        26,715
                                                                              -------      --------

           Total assets                                                       $95,343      $118,239
                                                                              =======      ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Overdraft facilities                                                        $249          $149
     Revolving credit loans and notes payable                                   1,481         1,613
     Current portion of long-term debt                                          4,925            35
     Accounts payable                                                           4,797         6,783
     Accrued payroll and employee benefits                                      4,827         3,953
     Accrued interest                                                             704         5,011
     Other accrued liabilities                                                  1,987         1,351
     Currently deferred income taxes                                            2,656         2,448
                                                                              -------      --------

        Total current liabilities                                              21,626        21,343

LONG-TERM DEBT, net of current portion (Note 5)                                45,286       102,362

DEFERRED INCOME TAXES                                                           4,321         4,939

OTHER NONCURRENT LIABILITIES (Note 4)                                           2,495         2,275

COMMITMENTS AND CONTINGENCIES (Note 6)                                              -             -

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value-
        Authorized - 200,000 shares
        Issued and outstanding - 148,371 and 76,333 in 1997 and 1998,
        respectively                                                                1             1
     Capital in excess of par value                                            10,553       (24,405)
     Retained earnings                                                         11,859        12,696
     Accumulated other comprehensive loss                                       (798)          (907)
     Treasury stock, at cost                                                                    (65)

                                                                              -------      --------
           Total shareholders' equity (deficit)                                21,615       (12,680)
                                                                              -------      --------

           Total liabilities and shareholders' equity                         $95,343      $118,239
                                                                              =======      ========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                              SIMONDS INDUSTRIES INC.
                                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                                   (In Thousands)
                                                       ======================================

                                                                Year Ended December
                                                       --------------------------------------
                                                           1996         1997          1998
                                                       ----------    ----------    ----------
                                                       (52 Weeks)    (52 Weeks)    (53 Weeks)

Net sales                                                $98,661      $114,182      $126,296
Cost of goods sold                                        69,828        78,798        86,750
                                                         -------      --------      --------

           Gross profit                                   28,833        35,384        39,546
Selling, general and administrative expense               17,135        21,149        28,771
                                                         -------      --------      --------

           Operating income                               11,698        14,235        10,775

Interest expense                                           4,399         4,963         7,900
Other expense, net                                           245           520           554
                                                         -------      --------      --------
         Income before income taxes                        7,054         8,752         2,321

Income taxes                                               3,071         3,751           955
                                                         -------      --------      --------

           Income before extraordinary item                3,983         5,001         1,366
Extraordinary item-
    Write-off of deferred financing cost related to
      refinanced indebtedness, net of tax benefit
      of $374                                               --            --            (529)
                                                         -------      --------      --------

         Net Income                                      $ 3,983      $  5,001      $    837
                                                         =======      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                            SIMONDS INDUSTRIES INC.
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (In Thousands)


                                                   -----------------------------------------
                                                                  FISCAL YEAR
                                                      ENDED          ENDED         ENDED
                                                   DECEMBER 28,   DECEMBER 27,    JANUARY 2,
                                                       1996          1997           1999
                                                   =========================================

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                         $ 3,983       $  5,001       $    837
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                    2,712          3,459          5,176
      Gain on asset sales                                (11)           (16)           (48)
      Provision for deferred
         income taxes                                  1,322            258            249
      Changes in assets & liabilities, net
        of acquisitions:
        Accounts receivable                             (350)          (927)         2,692
        Inventories                                      686          2,902           (952)
        Income tax refunds receivable                     --             40         (1,056)
        Other current and noncurrent assets             (818)           602            326
        Accounts payable                                 168           (346)           355
        Accrued expenses                                (979)         2,297          1,527
        Other non-current liabilities                    (48)          (224)             7
                                                     -------------------------------------

      Net cash provided by operating
        activities                                     6,665         13,046          9,113
                                                     -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment           35            107             72
   Purchases of equipment                             (3,638)        (3,708)        (4,348)
   Acquisition of Strongridge Limited                 (1,185)            --             --
   Acquisition of Pacific Hoe Company assets              --         (5,578)            --
   Acquisition of Armstrong Manufacturing,
      net of cash acquired of $875                        --         (8,125)            --
   Acquisition of W. Notting Ltd.,
      net of cash acquired of $51                         --             --         (5,471)
                                                     -------------------------------------

      Net cash (used in) investing activities         (4,788)       (17,304)        (9,747)
                                                     -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                              319           (539)          (100)
   Net (uses) proceeds under revolving credit           (197)        (1,445)         3,789
   Proceeds from issuance of long-
      term debt-net of issuance costs                     --          7,700         98,063
   Principal payments of long-term debt               (2,530)        (1,312)       (57,751)
   Issuance of common stock                               --             33         18,833
   Stock redemption                                       --             --        (53,791)
   Purchase of treasury stock                             --             --            (65)
   Other                                                (118)          (138)            --
                                                     -------------------------------------

     Net cash provided by (used in) financing
       activities                                     (2,526)         4,299          8,978
                                                     -------------------------------------

EFFECT OF EXCHANGE RATE ON CASH                          360            (41)          (301)
                                                     -------------------------------------

NET (DECREASE)  INCREASE IN CASH                        (289)            --          8,043

CASH AT BEGINNING OF PERIOD                            1,544          1,255          1,255
                                                     -------------------------------------

CASH AT END OF PERIOD                                $ 1,255       $  1,255       $  9,298
                                                     =====================================

The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
   FOR THE YEARS ENDED DECEMBER 28,1996, DECEMBER 27,1997, AND JANUARY 2,1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             ACCUMULATED
                                                        CAPITAL                 OTHER                     TOTAL
                                     COMMON    COMMON  IN EXCESS  RETAINED  COMPREHENSIVE  TREASURY    SHAREHOLDERS'   COMPREHENSIVE
                                     SHARES    STOCK     OF PAR   EARNINGS      LOSS        STOCK    EQUITY (DEFICIT)     INCOME
                                    --------   ------  ---------  --------  -------------  --------  ----------------  -------------


Balance at December 30, 1995         148,037    $ 1     $ 10,520   $ 2,875     $(211)        $  0       $ 13,185               --
   Net Income                             --     --           --     3,983        --           --          3,983           $3,983
   Foreign Currency
    Translation Adjustment                --     --           --        --        30           --             30               30
                                    --------    ---     --------   -------     -----         ----       --------           ------
Balance at December 28, 1996         148,037      1       10,520     6,858      (181)           0         17,198           $4,013
                                                                                                                           ======
   Exercise of stock options             334     --           33        --        --           --             33               --
   Net Income                             --     --           --     5,001        --           --          5,001           $5,001
   Foreign Currency
    Translation Adjustment                --     --           --        --      (617)          --           (617)            (617)

                                    --------    ---     --------   -------     -----         ----       --------           ------
Balance at December 27, 1997         148,371      1       10,553    11,859      (798)           0         21,615           $4,384
                                                                                                                           ======
   Issuance of Common Stock           41,073      1       18,832        --        --           --         18,833               --
   Net Income                             --     --           --       837        --           --            837           $  837
   Foreign Currency
    Translation Adjustment                --     --           --        --      (109)          --           (109)            (109)
   Stock Redemption                 (112,777)    (1)     (53,790)       --        --           --        (53,791)              --
   Acquisition of Treasury Stock        (334)    --           --        --        --          (65)           (65)              --

                                    --------    ---     --------   -------     -----         ----       --------           ------
Balance at January 2, 1999            76,333    $ 1     $(24,405)  $12,696     $(907)        $(65)      $(12,680)          $  728
                                    ========    ===     ========   =======     =====         ====       ========           ======


The accompanying notes are an integral part of these consolidated financial statements.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Effective June 11, 1998, SI Holding Corporation changed its name to Simonds Industries Inc., and merged with its wholly owned operating subsidiary, Simonds Industries Inc. (Simonds or the Company), a Delaware corporation which manufactures and is a worldwide distributor of industrial cutting tools. The primary products manufactured by Simonds include metal band and wood saws, industrial knives and rules, files and band saw equipment. Simonds' principal manufacturing operations are located in Fitchburg, Massachusetts; Newcomerstown, Ohio; Big Rapids, Michigan; Portland and Springfield, Oregon and Spangenberg, Germany. Simonds also has sales subsidiaries in the United Kingdom, Canada, and Spain.

         (a)      Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of Simonds Industries Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

         (b)      Disclosures About Fair Value of Financial Instruments

                  The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short-term nature. At January 2, 1999, the fair value of long-term indebtedness was approximately $2,500,000 higher than the amount on the Company's consolidated balance sheet based on market quotations. (See Note 5.)

         (c)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         (d)      Fiscal Year

                  The Company's fiscal year ends on the Saturday closest to December 31. As a result, the years ended December 28, 1996, December 27, 1997, and January 2, 1999 include 52, 52, and 53 weeks, respectively.

         (e)      Inventories

                  Approximately 62% and 55% of inventories at December 27, 1997 and January 2, 1999, respectively, are valued at the lower of cost (last-in, first-out (LIFO) method) or market. All other inventories are valued at the lower of cost (first-in, first-out (FIFO) method) or market. Inventory costs include labor and manufacturing overhead. Obsolete, damaged and excess inventories are carried at net realizable value, with consideration given to obsolescence risks for excess stock. Writedowns are charged to expense in the period in which the conditions giving rise to writedowns are first recognized. The Company did not incur material writedowns in any of the periods presented in the accompanying consolidated financial statements

         (f)      Property, Plant and Equipment

                  Depreciation is computed using the straight-line method based on the following estimated useful lives:

                                                                ESTIMATED USEFUL
                                                                     LIVES

                      Buildings and improvements                  20-40 years
                      Machinery and equipment                      3-12 years
                      Furniture and fixtures                        8 years

                  Maintenance and repairs are expensed as incurred. Depreciation expense was approximately $2,000,000, $2,400,000 and $3,100,000 for the years ended December 28, 1996, December 27, 1997, and January 2, 1999, respectively.

         (g)      Goodwill

                  Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to operations amounted to $335,000, $489,000, and $561,000 for years ended December 28,
                  1996, December 27, 1997, and January 2, 1999, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at January 2, 1999.

         (h)      Foreign Currency Translation

                  The assets and liabilities of the Company's foreign subsidiaries are translated at year-end rates of exchange, and statement of operations accounts are translated at weighted average rates of exchange. The resulting translation adjustments are excluded from net income and are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in income or expense in the period in which the transaction occurs.

                  Foreign currency transaction losses included in the determination of results for the periods ended December 28, 1996, December 27, 1997 and January 2, 1999 were approximately $222,000, $537,000, and $682,000, respectively.

         (i)      Sales Recognition

                  The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. The Company did not incur material warranty costs in any of the periods presented in the accompanying financial statements.

         (j)      Income Taxes

                  The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

         (k)      Comprehensive Income

                  Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all non-owner related changes in a company's equity including, among other things, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.


         (l)      Recent Accounting Pronouncements

                  In March 1998, The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

                  In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 3, 1999. The Company does not believe that adoption of SOP 98-5 will have a material impact on the Company's financial statements.

                  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedge allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

(2)      ORGANIZATION AND ACQUISITIONS

         On October 1, 1996, the Company's wholly owned Canadian subsidiary acquired 100% of the outstanding stock of Strongridge, Ltd. (a Canadian company) for approximately $1,185,000. The acquisition has been accounted for as a purchase, with the purchase price in excess of the fair value of net assets acquired, $932,000, being amortized on a straight-line basis over 40 years. Results of operations of Strongridge, Ltd. are included in the accompanying consolidated financial statements subsequent to October 1, 1996.

         On January 27, 1997, the Company purchased certain assets, mainly inventory and equipment, for $5,578,000 from Pacific Hoe. Purchase price in excess of fair value of assets acquired, $3,831,000, is being amortized on a straight-line basis over 40 years.

         On August 1, 1997, the Company acquired 100% of the outstanding stock of Armstrong Manufacturing Company ("Armstrong," an Oregon corporation) for $9,000,000, which includes cash acquired of $875,000. The acquisition has been accounted for as a purchase, with the purchase price in excess of the fair value of net assets acquired, $3,601,000, being amortized on a straight-line basis over 40 years. Results of operations of Armstrong are included in the accompanying consolidated financial statements subsequent to August 1, 1997.

         On May 8, 1998, the Company acquired 100% of the outstanding stock of
         W. Notting Limited ("Notting") for approximately $6,718,000, of which $5,471,000 was paid in cash with additional financing from the Company's revolving credit facility; the balance was in the form of a term Promissory Note to the sellers bearing interest at 8.5% and repayable April 30, 1999. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. The purchase allocation is preliminary and subject to adjustment. Management's plans for reorganizing certain activities at Notting were not finalized as of January 2, 1999. The Company expects to finalize their plans by May 8, 1999 and, accordingly, expects that additional liabilities will be recorded as adjustments to the final purchase price. Goodwill totaled $1,993,000 on this acquisition and will be amortized on a straight-line basis over 40 years. The consolidated financial statements include the results of operations of Notting subsequent to the date of acquisition.

         Proforma results for 1997 and 1998 have not been reported because they would not be materially different from the financial statements presented.

         In July 1998, the Company issued $100 million of 10-1/4% Senior Subordinated Notes due 2008 (the "Notes")(see Note 5). Proceeds from the Notes were primarily used for the repayment of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants. The buyout of stock options resulted in a pre-tax compensation charge of approximately $4,500,000 recorded in July 1998, included in selling, general and administrative expense. The Company concurrently entered into a new Senior Credit Facility with a commercial lender that provides $30 million availability (see Note 5). All of the foregoing transactions are herein referred to collectively as the "Recapitalization."

         Pursuant to the Recapitalization (i) the Company repurchased certain of its outstanding equity securities for an aggregate purchase price of $58.3 million (or $458.52 per share of Common Stock and equivalents)
         (ii) the Company issued new shares of voting and non-voting Common Stock to certain existing stockholders and new investors with aggregate proceeds to the Company of $18.8 million (or $458.52 per share), (iii) the Company issued certain warrants and options to certain existing stockholders and new investors, and (iv) certain of the Company's existing stockholders retained voting Common Stock with an aggregate value (based on per share value of $458.52) of approximately $16.2 million.

(3)      INVENTORIES

         Inventories at December 27, 1997 and January 2, 1999 were as follows (in thousands):

                                                 1997         1998

          Raw materials                        $ 4,176      $ 5,323
          Work-in-process                        6,740        7,341
          Finished goods                        11,660       14,562
                                               -------      -------

                   Total inventories           $22,576      $27,226
                                               =======      =======

       U.S. inventories of $14,190,000 and $15,153,000 at December 27, 1997 and January 2, 1999, respectively, were valued using the LIFO method. The replacement cost of these inventories would have been higher by approximately $704,000 and $527,000 in 1997 and 1998, respectively.

(4)    RETIREMENT PLANS

       The Company has a combined defined-contribution profit sharing and 401(k) retirement plan covering all domestic salaried and certain hourly employees. Contributions to the profit sharing plan are determined by the Board of Directors. The profit sharing cost of this plan was approximately $390,000, $399,000 and $436,000 for the fiscal years ended December 28, 1996, December 27, 1997 and January 2, 1999, respectively. In the 401(k) portion of the plan, the Company matches at a rate of 50% on the first 6% of an employee's salary contribution. Company 401(k) matching contributions amounted to approximately $283,000, $302,000 and $337,000 for the fiscal years ended December 28, 1996, December 27, 1997 and January 2, 1999, respectively.

       Notting also had a defined contribution 401(k) retirement plan in effect during 1998. In this Plan the Company matches 100% for the first 4% of an employee's salary contribution. The Company's 401(k) matching contributions amounted to approximately $20,000 for the year ended January 2, 1999.

       Certain of the Company's hourly employees participate in a union-sponsored, multiemployer defined-benefit retirement plan. The cost of this plan was approximately $378,000, $392,000 and $418,000 for the fiscal years ended December 28, 1996, December 27, 1997 and January 2, 1999, respectively. Contributions are based on wages earned and are paid monthly to the pension administrator.

       All other domestic hourly employees are covered by a defined-contribution plan. Contributions are based on a union contract as a percentage of wages earned and are paid annually. The cost of this plan was approximately $140,000, $151,000 and $154,000 for the fiscal years ended December 28, 1996, December 27, 1997 and January 2, 1999, respectively.

       In connection with the acquisition of Armstrong, the Company acquired a defined benefit plan to cover all employees of Armstrong. The defined benefit plan was frozen as of December 27, 1997. The fair value of plan assets exceeded the projected benefit obligation for services rendered as of December 27, 1997. The plan was effectively terminated on April 30, 1998. On January 28, 1999 the plan received a favorable determination from the Internal Revenue Service (IRS) and Pension Benefit Guarantee Corporation (PBGC). All Participants of this plan were eligible to participate in the Company's 401(k) retirement plan, effective January 1, 1998 and based on eligibility, as defined.

       In addition to the defined benefit plan, employees of Armstrong are also covered under a profit sharing plan. The plan merged with the Company's 401(k) retirement plan effective January 1, 1998. Contributions to the Armstrong profit sharing plan are determined by the Board of Directors. The profit sharing cost of this plan was approximately $260,000 in 1997.

       Certain foreign employees are covered under defined-contribution plans. Total costs for these plans amounted to approximately $136,000, $148,000 and $120,000 for the fiscal years ended December 28, 1996, December 27, 1997 and January 2, 1999, respectively.

       Certain employees of one of Simonds' subsidiaries, Wespa
       Metallsagenfabrik Simonds Industries Gmbh ("Wespa"), are covered by an unfunded pension plan. In addition, certain employees of Notting are also covered by a defined benefit plan.

       The amount of accrued pension liability is included in the accompanying consolidated balance sheets in other noncurrent liabilities. The following table sets forth the funded status and the amount recognized for the defined benefit plans of the foreign subsidiaries Wespa and Notting, which was acquired May 5, 1998, in the Company's accompanying consolidated balance sheets at December 28, 1996, December 27, 1997, and January 2, 1999:

                                                                PENSION
                                                                -------
                                                                BENEFITS
                                                                --------
                                                  1996            1997            1998
                                               ----------      ----------      ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year        $1,837,787      $1,569,744      $1,356,705
Obligations from an acquisition                        --              --       1,823,976

Service Cost                                       22,513          17,953          70,564
Interest Cost                                     102,508          87,755         166,124
Actuarial loss                                         --              --         582,450
Effect of the change in foreign currency
     exchange rates                              (308,817)       (240,451)         87,452
Benefits paid                                     (84,247)        (78,296)        (77,943)
                                               ----------      ----------      ----------
Benefit obligation at end of year               1,569,744       1,356,705       4,009,328
                                               ----------      ----------      ----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at  beginning of
year                                                   --              --              --
Plan Assets from an acquisition                        --              --       1,827,760
Actual return on plan assets                           --              --          55,275
Plan participants' contribution                        --              --          10,725

Effect of the change in foreign currency
     exchange rates                                    --              --          16,490
                                               ----------      ----------      ----------
Fair value of plan assets at end of year               --              --       1,910,250
                                               ----------      ----------      ----------

Funded Status                                   1,569,744       1,356,705       2,099,078
Unrecognized net actuarial gain (loss)            165,307         193,472        (395,196)
                                               ----------      ----------      ----------
Accrued pension liability                       1,735,051       1,550,177       1,703,882
                                               ==========      ==========      ==========



         The following table breaks out the components of net expense for the years ending December 28, 1996, December 27, 1997 and January 2, 1999:

                                                                PENSION
                                                                -------
                                                                BENEFITS
                                                                --------
                                                    1996           1997           1998
                                                 ---------      ---------      ---------
COMPONENTS OF NET PERIODIC PENSION EXPENSE
Service Cost                                     $  22,513      $  17,953      $  70,564
Interest Cost                                      102,508         87,755        166,124
Expected return on plan assets                          --             --        (84,810)
Amortization of prior service cost                      --             --         (4,756)
Members contributions                                 (479)        (3,699)       (10,725)
                                                 ---------      ---------      ---------
Net periodic benefit cost                          124,542        102,009        136,397
                                                 =========      =========      =========

         The primary assumptions used in determining related obligations of the plans are shown below:

                                                                             PENSION
                                                                             -------
                                                                             BENEFITS
                                                                             --------
                                                           1996                1997                1998
                                                           ----                ----              --------
       Weighted-average assumptions
       Discount rate                                       7.0%                6.5%              5.0-6.5%
       Expected return on plan assets                       --                  --                   6.5%
       Rate of compensation increase                       7.0%                6.5%              4.0-6.5%



(5)    DEBT

Debt consists of the following at December 27, 1997 and January 2, 1999 (in thousands):


                                                                           1997             1998
                                                                         -------          --------

Line of credit facility for German Subsidiary with First Union           $    --          $  2,362
National Bank up to  approximately  $3,300 interest payable
quarterly  at FIBOR  (3.0% at January 2, 1999) plus 1.25%
terminating on October 1, 2003.

Line of credit facilities for Notting with Banco Sabadell and                 --                62
Banco Popular of Spain up to approximately $91, bearing interest at rates from 6.35% to 10%, terminating on April 1 and May 17,
1999, respectively.

Three term loans  payable by Notting,  payable to National                    --               390
Westminster Bank on various dates between June 7, 1999 and August
1, 2000, bearing interest at varying rates.

Notes payable to Notting shareholders, issued May 8, 1998,                    --             1,196
interest payable semi-annually at 8.5%, maturing April 30, 1999, secured by a guarantee of the Company.

Senior Subordinated Notes issued July 8, 1998, and maturing July              --           100,000
1, 2008, interest payable semi-annually at 10.25%.

Revolving credit facility with Heller Financial, Inc. up to               12,945                --
$20,000, interest payable at either prime rate (8.5% at December
27, 1997) plus 1% or the LIBOR rate (5.97% at December 27, 1997)
plus 2.5%.

Term note payable to Heller Financial Inc., interest payable at           33,375                --
either prime rate (8.5% at December 27, 1997) plus 1% or the
LIBOR rate (5.97% at December 27, 1997) plus 2.5%, quarterly principal and interest payments due through June 30, 2003 in varying amounts.

Term loan payable to First National Bank of Boston by German                 761                --
subsidiary, interest at FIBOR (3.7% at December 27, 1997) plus
2.5%,  quarterly payments of $85 plus interest due through
December 31, 1999.

Subordinated note payable to Massachusetts Capital Resource                3,130                --
Company, interest at 12% and principal payments of $413
payable quarterly beginning on September 30, 2000 continuing through June 30, 2002.

Line of credit facility for German Subsidiary with First National          1,481                --
Bank of Boston up to approximately $3,100, interest payable on demand by the bank at FIBOR plus 1.5%.

                                                                         -------          --------
                                                                          51,692           104,010
Less - current maturities                                                  6,406             1,648
                                                                         -------          --------
                                                                         $45,286          $102,362
                                                                         =======          ========

       In July 1998, the Company issued $100,000,000 of Senior Subordinated Notes. The Notes are due in 2008, but may be redeemed on or after July 1, 2003 at specified premium prices. Proceeds from the Notes were primarily used for the repayment of approximately $53.1 million of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants.

       The repayment of the indebtedness relating to the revolving credit facility loan, term notes payable, line of credit facility for German subsidiary, term loan payable by German subsidiary, and subordinated notes payable resulted in an extraordinary charge of approximately $500,000, net of tax benefit, recorded in July 1998 to write off unamortized debt discount and deferred financing costs.

       Financing costs relating to the issuance of the Notes was $4,190,000 and is being amortized over the term of the debt.

       The indenture governing the Notes restricts, among other things, the incurrence of additional indebtedness, the payment of dividends and the making of certain other restricted payments, mergers, consolidations and sale of assets (all as defined in the Indenture).

       Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. However, the Company's ability to repurchase the Notes upon a Change of Control may be limited by the terms of then existing contractual obligations of the Company and its subsidiaries. In addition, the occurrence of a Change of Control will constitute an event of default under the Senior Credit Facility. The Senior Credit Facility will prohibit the purchase of the Notes unless and until such time as the indebtedness under the Senior Credit Facility is paid in full. There can be no assurance that the Company will have the financial resources to repay amounts due under the Senior Credit Facility, or to repurchase or redeem the Notes. If the Company fails to repurchase all of the Notes tendered for purchase upon the occurrence of a Change of Control, such failure will constitute an Event of Default under the Indenture.

       The Company concurrently entered into a new Senior Credit Facility with a commercial lender, that provides $30,000,000 availability, undrawn as of January 2, 1999. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit.

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

       As part of the Senior Credit Facility the Company is required to comply with certain covenants. At January 2, 1999 the Company was required to maintain a fixed charge coverage ratio of greater or equal to 1.0 to 1.0, a net leverage ratio less than or equal to 5.5 to 1.0, and an interest coverage ratio of greater than or equal to 1.5 to 1.0. At January 2, 1999 the Company was in compliance with all covenents.

              The following is a summary of maturities of all of the Company's debt obligations due after January 2, 1999 (in thousands):

                FISCAL YEAR                 AMOUNT

                1999                       $  1,648
                2000                             --
                2001                             --
                2002                             --
                2003                          2,362
                Thereafter                  100,000
                                           --------
                                           $104,010
                                           ========

(6)    COMMITMENTS AND CONTINGENCIES

       (a)    Commitments under Operating Leases

              Certain of the Company's operations are conducted from facilities rented under operating leases that expire over the next 10 years. The Company also has operating leases covering certain office equipment. Substantially all leases provide for the Company to pay operating expenses in addition to basic rent. Rent expense was approximately $676,000, $710,000, and $916,000 for the fiscal years ended December 28, 1996, December 27, 1997, and January 2, 1999, respectively.

              Future minimum annual rentals on noncancelable leases in effect at January 2, 1999, which have initial or remaining terms of more than one year, are as follows:

                            FISCAL YEAR                AMOUNT

                            1999                    $  366,000
                            2000                       240,000
                            2001                       149,000
                            2002                       118,000
                            2003                        63,000
                            Thereafter                 149,000
                                                    ----------
                                                    $1,085,000
                                                    ==========

       (b)    Litigation

              The Company is party to a lawsuit that was litigated in China involving a Chinese joint venture, established by the Company's predecessor. Company management believes the lawsuit to be without merit. In addition, the Company is a party to other lawsuits that arose in the normal course of business. In the opinion of management, the final resolutions of these lawsuits are not expected to materially affect the financial condition or results of operations of the Company.

              In 1992, the Company's property in Ashburnham, Massachusetts, was identified as having groundwater contamination. The Company has been indemnified from such liability by prior owners and there is currently $2.7 million held in escrow to cover such liability. Based on current estimates, management believes that the amounts held in escrow will be sufficient to cover these environmental liabilities, although there can be no assurance that such amounts will be sufficient.

       (c)    Employment Contracts

              The Company has employment and non-competition agreements with two key officers. The employment agreements provide for an employment term through May 26, 2000. Should employment be terminated by the Company for any reason other than cause (as defined in the employment agreement), the officers shall be entitled to receive all salary and bonuses earned through the termination date, plus the remaining base salary for the period, through the expiration of the agreement. In addition, other key management have also entered into employment agreements with the Company which provide for one year's notice of termination from the Company, and 90 days notice of termination from the employee, except in the case of cause, in which event the agreement is terminable on 30 days notice from the Company. The agreements provide that the officers' base salary and bonuses will be determined by the Board. Each of these agreements contains a covenant not to compete for two years after termination of employment.



(7)    INCOME TAXES

       Components of income before income taxes are as follows (in thousands):

                                       YEAR           YEAR            YEAR
                                      ENDED           ENDED          ENDED
                                   DECEMBER 28,   DECEMBER 27,     JANUARY 2,
                                       1996           1997            1999

                Domestic              $5,254         $6,441          $  852
                Foreign                1,800          2,311           1,469
                                      ------         ------          ------

                         Total        $7,054         $8,752          $2,321
                                      ======         ======          ======


       The provision for income taxes consists of the following components for the periods ended (in thousands):


                                             YEAR ENDED
                                          DECEMBER 28, 1996
                                          -----------------
                                   CURRENT     DEFERRED     TOTAL

          Domestic-
             Federal                $  889      $  876      $1,765
             State                     129         273         402

          Foreign                      731         173         904
                                    ------      ------      ------

                   Total            $1,749      $1,322      $3,071
                                    ======      ======      ======

                                             YEAR ENDED
                                          DECEMBER 27, 1997
                                          -----------------
                                   CURRENT     DEFERRED     TOTAL

          Domestic-
             Federal                $2,153      $   57      $2,210
             State                     487          18         505

          Foreign                      853         183       1,036
                                    ------      ------      ------

                   Total            $3,493      $  258      $3,751
                                    ======      ======      ======


                                             YEAR ENDED
                                           JANUARY 2, 1999
                                           ---------------
                                   CURRENT     DEFERRED     TOTAL

          Domestic-
             Federal                $  154      $  186      $  340
             State                      80          14          94

          Foreign                      472          49         521
                                    ------      ------      ------

                   Total            $  706      $  249      $  955
                                    ======      ======      ======


       An income tax rate reconciliation of the difference between actual and statutory effective tax rates is as follows (in thousands):

                                                YEAR          YEAR          YEAR
                                                ENDED         ENDED        ENDED
                                            DECEMBER 28,  DECEMBER 27,   JANUARY 2,
                                                1996          1997          1999

                   Provision for income
                   taxes at the federal
                   statutory rate              $2,398        $2,976        $789

                   State taxes, net of
                   federal
                   tax effect                     445           552          62

                   Goodwill amortization not
                   deductible
                   for tax purposes               156           166         141

                   Foreign taxes                   70            89           6

                   Other, net                       2           (32)        (43)
                                               ------        -------       -----

                   Recorded provision          $3,071        $3,751        $955
                                               ======        ======        ====

       Deferred taxes are recorded based on the differences between the financial statement and tax bases of assets and liabilities. The tax effect of the temporary differences that give rise to a significant portion of deferred tax liabilities is as follows at December 27, 1997 and January 2, 1999 (in thousands):

                                                                            1997         1998
          Tax assets-
             Reserves and accruals not yet deductible for tax
               purposes                                                   $(1,383)     $(1,541)
                                                                          -------      -------
          Tax liabilities-
             Property-basis differences                                     4,523        4,958
             Inventory-basis differences                                    2,671        2,744
             Other current assets-basis differences                           863          865
             Other                                                            303          361
                                                                          -------      -------

                   Total tax liabilities                                    8,360        8,928
                                                                          -------      -------

                   Net tax liabilities                                    $ 6,977      $ 7,387
                                                                          =======      =======

Net deferred tax liabilities are included in the accompanying consolidated balance sheets in deferred income taxes and currently deferred income taxes.

(8)    STOCK OPTION PLANS

       On July 25, 1995, the Board of Directors of the Company approved the Stock Incentive Plan (the Plan) for key executives, management and employees. The Company has reserved 9,568 shares of the Company's common stock for issuance under the Plan. All stock options were exercised in July 1998 in conjunction with the issuance of the Notes. The buyout of stock options resulted in a pretax compensation charge of approximately $4,500,000 recorded in July 1998.

       In July 1998, the Company adopted the Amended and Restated 1998 Stock Incentive Plan pursuant to which key employees (including officers who are also directors of the Company) will be eligible for discretionary awards of stock options at the discretion of the Board of Directors. The terms and prices of options will be at the discretion of the Board. Key officers were granted options in July 1998 to purchase 351.13 and 222.45 shares, respectively, of Common Stock at a price of $458.52 per share.

       Stock option activity for the period December 30, 1995 through January 2, 1999 is summarized below:


                                                           TOTAL SHARES        WEIGHTED         WEIGHTED
                                                                               AVERAGE        AVERAGE FAIR
                                                                            EXERCISE PRICE      VALUE OF
                                                                                             OPTIONS GRANTED

          Outstanding, December 30, 1995                      36,904.19          $333.34
            Granted                                              200.00           100.00         $ 56.84
                                                             ----------          -------

          Outstanding, December 28, 1996                      37,104.19          $332.08
            Granted                                              500.00           113.28         $ 59.06
            Canceled                                            (366.00)          100.00
            Exercised                                           (334.00)          100.00
                                                             ----------          -------

          Outstanding, December 27, 1997                      36,904.19          $333.52
            Canceled                                            (200.00)          100.00
            Purchased                                        (36,704.19)          334.79
            Granted                                              573.58           458.52         $109.37
                                                             ----------          -------

          Outstanding, January 2, 1999                           573.58          $458.52
                                                             ==========          =======

          Options exercisable                                    436.18          $458.52
                                                             ==========          =======


       The Company has elected to account for its stock-based compensation plans under APB Opinion 25. No accounting recognition is given to stock options with exercise prices equal to fair market value on the grant date until the options are exercised, at which time the proceeds are credited to the shareholders' equity accounts. For options with an exercise price less than fair market value on the grant date, the amount that the fair market value exceeds the exercise price is charged to compensation expense over the period the options vest. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income would not have been materially different from amounts reported.

       The weighted average grant date fair value of options granted was $56.84, $59.06 and $109.37 in 1996, 1997 and 1998, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                                              1996 & 1997            1998
                                                              ---------------------------------
                           Risk-free interest rate               6.62%              5.45%
                           Expected life                         10 years           5 years
                           Expected volatility                   0%                 0%
                           Expected dividend yield               0%                 0%

       In addition, in July 1998 the Company issued warrants to certain non-employee shareholders to purchase an aggregate of 4,377.81 share of common stock at a price of $458.52 per share. Warrants for 2,180.93 shares are exercisable immediately. Warrants for 2,196.88 shares are exercisable only if the Company is either sold or closes an initial public offering of its common stock, and the warrant holders do not receive certain minimum returns on their investment in the Company's common stock.


(9)    SUPPLEMENTAL CASH FLOW DISCLOSURE

       Cash payments for interest and income taxes and certain noncash transactions were as follows for the following periods (in thousands):

                                                YEAR          YEAR         YEAR
                                                ENDED         ENDED        ENDED
                                            DECEMBER 28,  DECEMBER 27,  JANUARY 2,
                                                1996          1997         1999


       Interest paid                           $3,914        $4,429       $3,393

       Income taxes paid                        1,876         2,733        2,499

       Liabilities assumed in acquisitions      2,830         7,879        5,273

(10)   OPERATING AND GEOGRAPHIC SEGMENT INFORMATION AND CONCENTRATION OF CREDIT
       RISK

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President, Chief Executive Officer of the Company. The Company has identified its reportable operating business segment as industrial cutting tools and related machinery, based on how the business is strategically managed.

The Company's cutting tool business segment consists of metal (51% of 1998 net sales), wood (42%), and paper (7%) cutting products. The cutting tool business segment is managed as a single strategic unit which derives its revenues primarily from sales to privately owned distributors throughout the world.

No single customer accounts for 10% or more of consolidated net sales. Foreign net sales are attributed based on the location of the Company's subsidiary responsible for the sale. The following information by geographic area is presented for 1996, 1997 and 1998.

         For the year ended December 28, 1996 (in thousands):

                                            Transfers       Income
                              Net Sales to   between        Before
                              Unaffiliated  Geographic      Income    Long-Lived
                                Customers     Areas          Taxes      Assets
                              ------------  ----------     --------    -------
       Geographic areas:
         Domestic Operations     $65,824     $ 11,133      $  9,483    $20,197
         Canadian Operations      10,520          206           625        677
         German Operations        14,444          472         1,115      4,351
         UK Operations             7,873           --           475        432
                                 -------     --------      --------    -------
                                  98,661       11,811        11,698     25,657
         Unallocated                  --      (11,811)         (258)        --
         Interest Expense             --           --        (4,399)        --
         Interest Income              --           --            13         --
                                 -------     --------      --------    -------
       Consolidated Totals       $98,661     $     --      $  7,054    $25,657
                                 =======     ========      ========    =======


       For the year ended December 27, 1997 (in thousands):

                                             Transfers       Income
                               Net Sales to    between       Before
                               Unaffiliated  Geographic      Income     Long-Lived
                                Customers       Areas        Taxes        Assets
                               ------------  ----------     --------    ----------
       Geographic areas:
         Domestic Operations     $ 75,903     $ 13,954      $ 11,538      $24,680
         Canadian Operations       17,172           74         1,151          624
         German Operations         13,831          474         1,155        4,037
         UK Operations              7,276           83           391          315
                                 --------     --------      --------      -------
                                  114,182       14,585        14,235       29,656
         Unallocated                   --      (14,585)         (544)          --
         Interest Expense              --           --        (4,963)          --
         Interest Income               --           --            24           --
                                 --------     --------      --------      -------
       Consolidated Totals       $114,182     $     --      $  8,752      $29,656
                                 ========     ========      ========      =======


         For the year ended January 2, 1999 (in thousands):

                                             Transfers       Income
                               Net Sales to    between       Before
                               Unaffiliated  Geographic      Income     Long-Lived
                                Customers       Areas        Taxes        Assets
                               ------------  ----------     --------    ----------
       Geographic areas:
         Domestic Operations     $ 85,089     $ 14,858      $  9,324      $27,435
         Canadian Operations       16,038          325           304          629
         German Operations         14,789          320           763        3,960
         UK Operations             10,380          640           384        2,361
                                 --------     --------      --------      -------
                                  126,296       16,143        10,775       34,385
         Unallocated                   --      (16,143)         (554)          --
         Interest Expense              --           --        (8,039)          --
         Interest Income               --           --           139           --
                                 --------     --------      --------      -------
       Consolidated Totals       $126,296     $     --      $  2,321      $34,385
                                 ========     ========      ========      =======

(11) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS, AND NON-GUARANTORS

The Company's wholly-owned domestic subsidiaries guarantee, on a senior subordinated basis, the Notes, jointly and severally. The guarantor subsidiaries data below includes combining financial statements of Armstrong, which was acquired in August 1997, and Simonds Holding Company. The non-guarantor subsidiaries' data below includes combining financial statements of Wespa (German Operations), Simonds Industries Ltd. and Simonds UK Holding Ltd. (UK Operations), and Simonds Industries Inc. (Canadian Operations). Separate financial statements of the guarantor subsidiaries have not been presented because management believes that such financial statements are not material to investors. In addition, the Senior Credit Facility is guaranteed on a full and unconditional basis by all guarantors. The following data summarizes the consolidating results of the Company on the equity method of accounting for the following periods presented:

                             SIMONDS INDUSTRIES INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                      As of December 27, 1997
                                                 -----------------------------------------------------------------
                                                  Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                 --------   ----------  --------------  ------------  ------------
        ASSETS
CURRENTS ASSETS:
    Cash ...................................     $     25     $   188     $ 1,042              --      $ 1,255
    Accounts receivable ....................        8,896         872       6,417              --       16,185
    Intercompany accounts receivable .......       20,929         285          --         (21,214)          --
    Inventories:
      Raw Materials.........................        3,099         310         767              --        4,176
      Work in progress .....................        5,527         421         792              --        6,740
      Finished goods .......................        5,564         576       5,825            (305)      11,660
    Other current assets ...................        2,416         326         519              --        3,261
                                                 --------     -------     -------        --------      -------
        Total current assets ...............       46,456       2,978      15,362         (21,519)      43,277
                                                 --------     -------     -------        --------      -------
Net property, plant and equipment ..........       22,098       2,582       4,976              --       29,656
OTHER ASSETS:
    Investment in subsidiaries .............       35,736       7,894          --         (43,630)          --
    Intercompany loan receivable ...........           --      17,050          --         (17,050)          --
    Other assets ...........................       17,130       4,367         913              --       22,410
                                                 --------     -------     -------        --------      -------
        Total assets .......................     $121,420     $34,871     $21,251        $(82,199)     $95,343
                                                 ========     =======     =======        ========      =======


        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES ........................     $ 36,202     $   888     $ 5,751        $(21,215)     $21,626
LONG-TERM DEBT, net of current
    Portion ................................       44,863          --         423              --       45,286
INTERDIVISION LONG-TERM
    DEBT ...................................       15,145          --       1,906         (17,051)          --
OTHER NONCURRENT
    LIABILITIES ............................        3,595         638       2,583              --        6,816
SHAREHOLDERS' EQUITY .......................       21,615      33,345      10,588         (43,933)      21,615
                                                 --------     -------     -------        --------      -------
    Total liabilities and shareholders'
      equity ...............................     $121,420     $34,871     $21,251        $(82,199)     $95,343
                                                 ========     =======     =======        ========      =======

                             SIMONDS INDUSTRIES INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                                 As of January 2, 1999
                                                           -----------------------------------------------------------------
                                                            Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                           --------   ----------  --------------  ------------  ------------
        ASSETS
CURRENTS ASSETS:
    Cash .............................................     $  8,602      $   209      $   487              --      $   9,298
    Accounts receivable ..............................        7,705          714        7,831              --         16,250
    Intercompany accounts receivable .................        2,015          626          383          (3,024)            --
    Inventories:
      Raw Materials ..................................        2,930          372        2,021              --          5,323
      Work in progress ...............................        5,614          289        1,438              --          7,341
      Finished goods .................................        5,316          758        8,835            (347)        14,562
    Other current assets .............................        3,464           78          823              --          4,365
                                                           --------      -------      -------        --------      ---------
        Total current assets .........................       35,646        3,046       21,818          (3,371)        57,139
                                                           --------      -------      -------        --------      ---------
Net property, plant and equipment ....................       23,896        2,527        7,962              --         34,385

OTHER ASSETS:
    Investment in subsidiaries .......................       40,817        7,555           --         (48,372)            --
    Intercompany loan receivable .....................           --       23,163           --         (23,163)            --
    Other assets .....................................       19,903        4,108        2,704              --         26,715
                                                           --------      -------      -------        --------      ---------
        Total assets .................................     $120,262      $40,399      $32,484        $(74,906)     $ 118,239
                                                           ========      =======      =======        ========      =========

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES ..................................     $ 14,301      $   464      $ 9,600        $ (3,022)     $  21,343
LONG-TERM DEBT, net of current
    portion ..........................................      100,000           --        2,362              --        102,362
INTERDIVISION LONG-TERM
    DEBT .............................................       15,145           --        8,018         (23,163)            --
OTHER NONCURRENT
    LIABILITIES ......................................        3,496          638        3,080              --          7,214
SHAREHOLDERS' EQUITY (DEFICIT) .......................      (12,680)      39,297        9,424         (48,721)       (12,680)
                                                           --------      -------      -------        --------      ---------
    Total liabilities and shareholders'
      equity (deficit) ...............................     $120,262      $40,399      $32,484        $(74,906)     $ 118,239
                                                           ========      =======      =======        ========      =========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                      Twelve Months ended December 28, 1996
                                          -----------------------------------------------------------------
                                           Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                          --------   ----------  --------------  ------------  ------------


Net sales                                 $ 76,957           --      $ 33,515      ($11,811)     $98,661
Cost of goods sold                          55,224           --        26,318       (11,714)      69,828
                                          --------      -------      --------      --------      -------

           Gross profit                     21,733           --         7,197           (97)      28,833

Selling, general and administrative
 expense                                    12,176           --         4,959            --       17,135
                                          --------      -------      --------      --------      -------

           Operating income                  9,557           --         2,238           (97)      11,698

Other expenses (income):
  Interest expense                           5,410           --           474        (1,485)       4,399
  Interest income                               --       (1,412)          (73)        1,485           --
  Other, net                                   237           35           (27)           --          245
  Equity in earnings of subsidiaries        (1,735)        (960)           --         2,695           --
                                          --------      -------      --------      --------      -------

           Income before income taxes        5,645        2,337         1,864        (2,792)       7,054

Provision for income taxes                   1,662          505           904            --        3,071
                                          --------      -------      --------      --------      -------

           Net income                     $  3,983      $ 1,832      $    960      ($ 2,792)     $ 3,983
                                          ========      =======      ========      ========      =======

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                        Twelve Months ended December 27, 1997
                                          -----------------------------------------------------------------
                                           Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                          --------   ----------  --------------  ------------  ------------


Net sales                                 $ 86,060      $ 3,797      $ 38,910      ($14,585)     $114,182
Cost of goods sold                          60,635        2,401        30,298       (14,536)       78,798
                                          --------      -------      --------      --------      --------

           Gross profit                     25,425        1,396         8,612           (49)       35,384

Selling, general and administrative         14,329          938         5,882            --        21,149
expense
                                          --------      -------      --------      --------      --------

           Operating income                 11,096          458         2,730           (49)       14,235

Other expenses (income):
  Interest expense                           6,140          205           739        (2,121)        4,963
  Interest income                               --       (1,826)         (295)        2,121            --
  Other, net                                   362          139            19            --           520
  Equity in earnings of subsidiaries        (2,402)      (1,231)           --         3,633            --
                                          --------      -------      --------      --------      --------

           Income before income taxes        6,996        3,171         2,267        (3,682)        8,752

Provision for income taxes                   1,995          720         1,036            --         3,751
                                          --------      -------      --------      --------      --------

           Net income                     $  5,001      $ 2,451      $  1,231      ($ 3,682)     $  5,001
                                          ========      =======      ========      ========      ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                   Twelve Months ended January 2, 1999
                                                    -----------------------------------------------------------------
                                                     Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                    --------   ----------  --------------  ------------  ------------


Net sales                                           $ 88,388      $ 9,532      $ 43,662      ($15,286)     $ 126,296
Cost of goods sold                                    61,223        6,361        34,410       (15,244)        86,750
                                                    --------      -------      --------      --------      ---------

           Gross profit                               27,165        3,171         9,252           (42)        39,546

Selling, general and administrative
 expense                                              18,667        2,504         7,600            --         28,771
                                                    --------      -------      --------      --------      ---------

           Operating income                            8,498          667         1,652           (42)        10,775

Other expenses (income):
  Interest expense                                     9,184          470         1,084        (2,699)         8,039
  Interest income                                       (120)      (2,426)         (292)        2,699           (139)
  Other, net                                             636          126          (208)           --            554
  Equity in earnings of subsidiaries                  (2,176)        (657)           --         2,833             --
                                                    --------      -------      --------      --------      ---------

           Income before income taxes                    974        3,154         1,068        (2,875)         2,321

Provision (benefit) for income taxes                    (392)         936           411            --            955
                                                    --------      -------      --------      --------      ---------

           Income before
                extraordinary item                     1,366        2,218           657        (2,875)         1,366

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                      (529)          --            --            --           (529)
                                                    --------      -------      --------      --------      ---------

           Net income                               $    837      $ 2,218      $    657      ($ 2,875)     $     837
                                                    ========      =======      ========      ========      =========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                        Twelve Months ended December 28, 1996
                                             -----------------------------------------------------------------
                                              Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                             --------   ----------  --------------  ------------  ------------

Net cash (used in) provided by operating
  activities:                                $ 2,227      $ 1,204      ($1,540)     $ 4,774      $ 6,665

Cash flows from investing activities:
  Proceeds from asset sales                       20           --           15           --           35
  Purchase of equipment                       (3,168)          --         (470)          --       (3,638)
  Acquisitions                                (1,185)      (1,185)      (1,185)       2,370       (1,185)
                                             -------      -------      -------      -------      -------
      Net cash (used in) investing
          activities                          (4,333)      (1,185)      (1,640)       2,370       (4,788)

Cash flows from financing activities:
  Change in overdraft                            266           --           53           --          319
  Net proceeds from revolving credit
       facility                                   --           --         (197)          --         (197)
  Proceeds from issuance of long-term
       debt-net of issuance cost
  Principal payments of long-term debt           865           --          611       (4,006)      (2,530)
  Intercompany loans                              --       (2,125)       2,125           --           --
  Issuance of common stock                        --        3,100           37       (3,137)          --
  Purchase of treasury stock                      --           --           --           --           --
  Stock Redemption                                --           --           --           --           --
  Dividends (paid) received                      992         (992)          --           --           --
  Other                                         (118)          --           --           --         (118)
                                             -------      -------      -------      -------      -------

  Net cash (used in)/provided by
      financing activities                     2,005          (17)       2,629       (7,143)      (2,526)

  Effect of Foreign Exchange                      --           --          361           (1)         360
                                             -------      -------      -------      -------      -------

Increase (decrease) in cash                     (101)           2         (190)          --         (289)

Cash at beginning of the period                  799            1          744           --        1,544
                                             -------      -------      -------      -------      -------

Cash at end of the period                    $   698      $     3      $   554           --      $ 1,255
                                             =======      =======      =======      =======      =======

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              Twelve Months ended December 27, 1997
                                                   -----------------------------------------------------------------
                                                    Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                   --------   ----------  --------------  ------------  ------------

Net cash provided by operating
  activities:                                      $  7,385      $ 1,644      $ 3,342      $   675      $ 13,046

Cash flows from investing activities:
  Proceeds from asset sales                              65           37            4            1           107
  Purchase of equipment                              (3,074)         (18)        (616)          --        (3,708)
  Acquisitions                                      (13,703)      (8,125)          --        8,125       (13,703)
                                                   --------      -------      -------      -------      --------
      Net cash (used in) investing
          activities                                (16,712)      (8,106)        (612)       8,126       (17,304)

Cash flows from financing activities:
  Change in overdraft                                  (488)          --          (51)          --          (539)
  Net proceeds from revolving credit facility            --         (536)        (909)          --        (1,445)
  Proceeds from issuance of long-term debt-
       net of issuance cost                           7,700           --           --           --         7,700
  Principal payments of long-term debt                 (722)          --         (733)         143        (1,312)
  Intercompany loans                                     --          452         (452)          --            --
  Issuance of common stock                               33        9,000           (1)      (8,999)           33
  Purchase of treasury stock
  Stock Redemption
  Dividends (paid) received                           2,269       (2,269)          --           --            --
  Other                                                (138)          --           --           --          (138)
                                                   --------      -------      -------      -------      --------

  Net cash (used in)/provided by
      financing activities                            8,654        6,647       (2,146)      (8,856)        4,299
  Effect of Foreign Exchange                             --           --          (96)          55           (41)
                                                   --------      -------      -------      -------      --------

Increase (decrease) in cash                            (673)         185          488           --            --

Cash at beginning of the period                         698            3          554           --         1,255
                                                   --------      -------      -------      -------      --------

Cash at end of the period                          $     25      $   188      $ 1,042           --      $  1,255
                                                   ========      =======      =======      =======      ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  Twelve Months ended January 2, 1999
                                                   -----------------------------------------------------------------
                                                    Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                   --------   ----------  --------------  ------------  ------------

Net cash provided by operating
  activities:                                      $  3,726      $ 1,569      $ 2,622      $  1,196      $  9,113

Cash flows from investing activities:
  Proceeds from asset sales                               4           --           68            --            72
  Purchase of equipment                              (3,899)        (168)        (281)           --        (4,348)
  Acquisitions                                       (5,471)      (5,471)      (5,471)       10,942        (5,471)
                                                   --------      -------      -------      --------      --------
      Net cash (used in) investing activities        (9,366)      (5,639)      (5,684)       10,942        (9,747)


Cash flows from financing activities:
  Change in overdraft                                  (246)          --          146            --          (100)
  Net  proceeds from revolving credit facility        7,065           --       (3,276)           --         3,789
  Proceeds from issuance of long-term debt-
       net of issuance cost                          95,420           --        2,643            --        98,063
  Principal payments of long-term debt              (56,684)          --       (1,067)           --       (57,751)
  Intercompany loans                                     --         (641)       6,112        (5,471)           --
  Issuance of common stock                           18,833        6,722           --        (6,722)       18,833
  Purchase of treasury stock                            (65)          --           --            --           (65)
  Stock Redemption                                  (53,791)          --           --            --       (53,791)
  Dividends (paid) received                           3,685       (1,990)      (1,695)           --            --

                                                   --------      -------      -------      --------      --------

  Net cash provided by
        financing activities                         14,217        4,091        2,863       (12,193)        8,978
  Effect of Foreign Exchange                             --           --         (356)           55          (301)
                                                   --------      -------      -------      --------      --------

Increase (decrease) in cash                           8,577           21         (555)           --         8,043

Cash at beginning of the period                          25          188        1,042            --         1,255
                                                   --------      -------      -------      --------      --------

Cash at end of the period                          $  8,602      $   209      $   487            --      $  9,298
                                                   ========      =======      =======      ========      ========


(12)   FOREIGN EXCHANGE CONTRACTS

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future cash flows, the Company entered into foreign currency forward contracts with a major bank effective from January 2, 1999 to December 31, 1999 to sell approximately $5.5 million denominated in foreign currency. The majority of these contracts relate to intercompany accounts receivable, with specified minimum amounts of foreign currency to be sold on a monthly basis during 1999. These contracts qualify for hedge accounting. However, a portion of the contracts do not qualify for hedge accounting and will be marked to market at the end of each accounting period with a resulting gain or loss. These financial instruments are not held for trading purposes. They were entered into to manage and reduce the impact of change in foreign currency rates. The fair value of the contracts at January 2, 1999 was immaterial.

(13)   SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

       (a) The following summarizes unaudited quarterly financial data for the years ended December 27, 1997 and January 2, 1999 (in thousands):


                                           1997
                                   For the Quarters Ended
                        -------------------------------------------
                        March 29    June 28     Sept. 27    Dec. 27
                        --------    -------     --------    -------

       Net Sales        $27,174     $28,202     $27,950     $30,856
       Gross Profit       8,291       8,838       8,668       9,587
       Net Income         1,151       1,497       1,068       1,285

                                                1998
                                        For the Quarters Ended
                             ----------------------------------------------
                             March 28    June 27     Oct. 3    Jan. 2, 1999
                             --------    -------     ------    ------------

       Net Sales             $30,546     $32,095     $33,170      $30,485
       Gross Profit            9,794      10,533      10,604        8,615
       Net Income (loss)       1,660       1,654      (2,527)          50

                                                                     SCHEDULE II

                             SIMONDS INDUSTRIES INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE THREE YEARS ENDED
            DECEMBER 28, 1996, DECEMBER 27, 1997, AND JANUARY 2, 1999
                                 (In Thousands)




                                                                           ADDITIONS       CURRENCY
                                  BEGINNING                    WRITE-         FROM        TRANSLATION       ENDING
                                   BALANCE     PROVISIONS     OFFS (1)    ACQUISITIONS    ADJUSTMENTS      BALANCE
                                --------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS, CASH DISCOUNTS AND
CREDIT MEMOS

Year Ended December 28, 1996         $748         $  849       $  (832)       $ 25            $  8           $798
Year Ended December 27, 1997         $798         $1,156       $(1,160)       $ 25            $(13)          $806
Year Ended January 2, 1999           $806         $1,155       $(1,089)       $126            $ (6)          $992



(1) Write-Offs includes credit memos, cash discounts and write-offs.

                             SIMONDS INDUSTRIES INC.
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Shareholders and Board of Directors of Simonds Industries Inc.:

We have audited the accompanying consolidated balance sheets of Simonds Industries Inc. (a Delaware corporation) and subsidiaries listed in Item 14 (a) of this Form 10-K as of January 2, 1999 and December 27, 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended January 2, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simonds Industries Inc. and subsidiaries as of January 2, 1999 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 26, 1999

(b)      Reports on Form 8-K.

         None

(c)      Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------  -----------------------------------------------------------------------

2.1 Stockholder Agreement dated as of July 7, 1998 among the Company and its stockholders*
2.2 Stock Purchase Agreement dated August 1, 1997 among Simonds Holding Company, Inc., Armstrong Manufacturing Company and Frederic B. Andrianoff*
2.3 Share Purchase Agreement dated May 7, 1998 among Time Eclipse Limited, SI Holding Corporation and the shareholders of W. Notting Limited*
3.1      Amended and Restated Certificate of Incorporation of Simonds*
3.2      By-laws of Simonds*
3.3      Certificate of Incorporation of Armstrong Manufacturing Company*
4.1 Indenture dated as of July 7, 1998 among the Company, the Guarantors and the Trustee*
4.3 Credit Agreement dated as of July 2, 1998 among the Company, certain of its Subsidiaries and First Union National Bank*
4.4 Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
4.5      Promissory Notes of Simonds UK Holdings Ltd.*
10.1 Employment and Non-Competition Agreement between the Company and Ross George dated May 26, 1995, as amended July 7, 1998*
10.2 Employment and Non-Competition Agreement between the Company and Joseph Sylvia dated May 26, 1995, as amended July 7, 1998*
10.3 Employment agreement between the Company and Robert Deedrick dated June 1, 1993*
10.4 Employment agreement between the Company and James Palmer dated March 31, 1995*
10.5 Employment agreement between the Company and Roland Richard dated May 7, 1992*
10.6 Employment agreement dated November 14, 1995 between the Company and F.A. DeVilling, III*
10.7 Employment Agreement dated March 31, 1998 between the Company and Ronald Owens*
10.8     Simonds Industries Inc. Amended and Restated 1998 Stock Incentive Plan*
10.9 Escrow Agreement dated May 26 1995 among SI Holding Corporation, the Company, Charles W. Doulton, the Massachusetts Capital Resource Company, the shareholders of Simonds Industries, Inc., the option holders of the Company and Fleet Bank of Massachusetts, N.A.*
10.10    Labor Agreement dated May 5, 1998 between the Company and Local
         No. 7896 of the United Steel Workers of America*

10.11 Agreement dated April 6, 1998 between the Company and Local 2737-16 of the United Steelworkers of America, AFL-CIO*
10.12 Agreement dated April 6, 1998 between the Company and Local 2737-17 of the United Steelworkers of America, AFL-CIO*
10.13 Employment Agreement between the Company and Harry Rogers dated February 23, 1994*
12.1     Statement regarding computation of ratios
21.1     Subsidiaries
27.1     Financial Data Schedule

---------------
* The exhibits of the Company's Registration Statement on Form S-4, File No. 333-62795, are hereby incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ___ day of March, 1999.

                                           Simonds Industries Inc.




                                           By: /s/ Ross George
                                               -----------------------------
                                               Ross George
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the ___day of March, 1999.


       SIGNATURES                               TITLE
       ----------                               -----



    /s/ Ross George        President, Chief Executive Officer and Director
------------------------   (principal executive officer)
      Ross George

   /s/ Joseph Sylvia       Executive Vice President, Chief Financial Officer and
------------------------   Director (principal financial and accounting officer)
     Joseph Sylvia

    /s/ Habib Gorgi        Director
------------------------
      Habib Gorgi

/s/ Bernard Buonanno III   Director
------------------------
  Bernard Buonanno III