Form 10-Q
period 1999-04-03
SIMONDS INDUSTRIES INC
filed 1999-05-14
CIK 1067919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 3, 1999

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____

Commission file number:    N/A

                             Simonds Industries Inc.

             (Exact name of registrant as specified in its charter)

------------------------------------ ------------------------------------------
Delaware                                                05-0484518
------------------------------------ ------------------------------------------
------------------------------------ ------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
------------------------------------ ------------------------------------------
------------------------------------ ------------------------------------------
Incorporation or organization)                          Identification No.)
------------------------------------ ------------------------------------------

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

Yes [x]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of April 3, 1999: 68,435.10 and 7,897.45, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             Simonds Industries Inc.
                                 Form 10-Q Index
                                                                   Page No.
          Part I.  Financial Information
Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets - January 2, 1999 and
          April 3, 1999                                              3

          Consolidated Condensed Statements of Operations - three
          months ended March 28, 1998 and April 3, 1999              4

          Consolidated Statements of Cash Flows - three months
          ended March 28, 1998 and April 3, 1999                     5

          Consolidated Statements of Shareholders' Equity - for
          the three months ended March 28, 1998 and April 3, 1999    6

          Notes to Consolidated Financial Statements -
          April 3, 1999                                              7


Item 2.   Management's Discussion and Analysis of Financial         13
          Condition and Results of Operations

          Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                          17

          Signatures                                                18

          Exhibit No. 27 - Financial Data Schedule                  19



                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                        ASSETS                                January 2,       April 3,
                                                                                 1999            1999
                                                                            --------------- ----------------
                                                                                              (unaudited)
CURRENTS ASSETS:
     Cash                                                                           $9,298           $5,720
     Accounts receivable, net of reserves of $992 and $999                          16,250           16,927
     Inventories                                                                    27,226           29,221
     Other current assets                                                            3,208            2,669
     Refundable income taxes                                                         1,157            1,157
                                                                            --------------- ----------------
             Total current assets                                                   57,139           55,694

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                            2,332            2,313
     Buildings and improvements                                                     12,118           11,910
     Machinery and equipment                                                        27,009           27,503
     Construction-in-progress                                                        1,296            1,527
                                                                            --------------- ----------------
                                                                                    42,755           43,253

     Less- Accumulated depreciation                                                  8,370            9,117
                                                                            --------------- ----------------

             Net property, plant and equipment                                      34,385           34,136

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $1,581 and $1,733                 21,765           21,608
     Deferred financing costs, net of accumulated amortization of $252               4,389            4,253
     and $384
     Other                                                                             561              720
                                                                            --------------- ----------------
             Total other assets                                                     26,715           26,581
                                                                            --------------- ----------------

             Total assets                                                         $118,239         $116,411
                                                                            =============== ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Overdraft facilities                                                             $149             $163
     Revolving credit loans and notes payable                                        1,613            1,723
     Current portion of long-term debt                                                  35               29
     Accounts payable                                                                6,783            8,008
     Accrued payroll and employee benefits                                           3,953            3,351
     Accrued Interest                                                                5,011            2,619
     Other accrued liabilities                                                       1,351            1,217
     Currently deferred income taxes                                                 2,448            2,449
                                                                            --------------- ----------------

         Total current liabilities                                                  21,343           19,559

LONG-TERM DEBT, net of current portion (Note 5)                                    102,362          102,698

DEFERRED INCOME TAXES                                                                4,939            4,930

OTHER NONCURRENT LIABILITIES (Note 4)                                                2,275            2,176

COMMITMENTS AND CONTINGENCIES (Note 6)                                             -               -

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value-
         Authorized - 200,000 shares
         Issued and outstanding - 76,333                                                 1                1
     Capital in excess of par value                                               (24,405)         (24,405)
     Retained earnings                                                              12,696           13,013
     Accumulated other comprehensive loss                                            (907)          (1,496)
     Treasury stock, at cost                                                          (65)             (65)

                                                                            --------------- ----------------
             Total shareholders' equity (deficit)                                 (12,680)         (12,952)
                                                                            --------------- ----------------

             Total liabilities and shareholders' equity                           $118,239         $116,411
                                                                            =============== ================

     The accompanying notes are an integral part of these consolidated financial statements





                                    SIMONDS INDUSTRIES INC.
                             Consolidated Statements of Operations
                                        (In Thousands)


                                                         ---------------------------------------
                                                                      Three Months
                                                               Ended               Ended
                                                             March 28,            April 3,
                                                               1998                 1999
                                                         ------------------  -------------------
                                                                      (Unaudited)

Net sales                                                          $30,546              $31,419
Cost of goods sold                                                  20,728               21,677
                                                         ------------------  -------------------

           Gross profit                                              9,818                9,742

Selling, general and administrative expense                          5,732                6,409
                                                         ------------------  -------------------

           Operating income                                          4,086                3,333

Other expenses:
  Interest expense                                                   1,142                2,770
  Other, net                                                            68                 (53)
                                                         ------------------  -------------------

           Income before income taxes                                2,876                  616

Provision for income taxes                                           1,216                  299
                                                         ------------------  -------------------

           Net Income                                               $1,660                 $317
                                                         ==================  ===================






                                  SIMONDS INDUSTRIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                       THREE MONTHS
                                                              ENDED                 ENDED
                                                            MARCH 28,              APRIL 3,
                                                               1998                  1999
                                                         -----------------------------------
                                                                     (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                       $1,660              $317
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                   978             1,207
      Gain on asset sales                                            (33)               (9)
      (Benefit) from deferred
         income taxes                                                 (7)               (8)
      Changes in assets & liabilities, net
        of acquisitions
        Accounts receivable                                           320             (677)
        Inventories                                               (1,802)           (1,995)
        Other current and noncurrent assets                            25               289
        Accounts payable                                            1,264             1,225
        Accrued expenses                                            (908)           (3,128)
        Other non-current liabilities                                (29)              (99)
                                                         -----------------------------------

      Net cash provided by (used in) operating
        activities                                                  1,468           (2,878)
                                                         -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                        41                23
   Purchases of equipment                                           (983)           (1,035)

                                                         -----------------------------------

      Net cash (used in) investing activities                       (942)           (1,012)
                                                         -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                            36                14
   Net proceeds under revolving credit                                498               110
   Proceeds from issuance of long-
      term debt-net of issuance costs                                   -               336
   Principal payments of long-term debt                           (1,974)               (6)
   Other                                                                -               (1)
                                                         -----------------------------------

     Net cash provided by (used in ) financing                    (1,440)               453
activities
                                                         -----------------------------------

EFFECT OF EXCHANGE RATE ON CASH                                        72             (141)
                                                         -----------------------------------

NET (DECREASE) IN CASH                                              (842)           (3,578)

CASH AT BEGINNING OF PERIOD                                         1,255             9,298
                                                         -----------------------------------

CASH AT END OF PERIOD                                                $413            $5,720
                                                         ===================================






                                                              SIMONDS INDUSTRIES INC
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                             FOR THE THREE MONTHS ENDED MARCH 28,1998 AND APRIL 3,1999
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                    (UNAUDITED)

                                                                          ACCUMULATED
                                                  CAPITAL                 OTHER                   TOTAL
                              COMMON    COMMON    IN         RETAINED
                                                  EXCESS              COMPREHENSIVE TREASURY  SHAREHOLDERS' COMPREHENSIVE
                                                  OF PAR     EARNINGS     LOSS         STOCK    EQUITY        INCOME
                            SHARES     STOCK                                                   (DEFICIT)       (LOSS)
                           ---------- --------  ---------  -----------------------  --------- ------------- -------------

Balance at December          148,371       $1    $10,553    $11,859        ($798)         $0       $21,615        -
27,1997
   Net Income                  -         -          -         1,660        -            -            1,660        $1,660
   Foreign Currency
    Translation Adjustment     -         -          -          -             (39)       -             (39)          (39)
                           ========== ========  =========  =========  ============  ========= ============= =============
Balance at March 28,1998     148,371       $1    $10,553    $13,519        ($837)         $0       $23,236        $1,621
                           ========== ========  =========  =========  ============  ========= ============= =============





Balance at January 2,1999     76,333       $1   ($24,405)   $12,696        ($907)      ($65)     ($12,680)       -
   Net Income                  -         -         -            317        -           -               317          $317
   Foreign Currency
    Translation Adjustment     -         -         -          -             (589)      -             (589)         (589)

                           ========== ========  =========  =========  ============  ========= ============= =============
Balance at April 3,1999       76,333       $1   ($24,405)   $13,013      ($1,496)      ($65)     ($12,952)        ($272)
                           ========== ========  =========  =========  ============  ========= ============= =============


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

The consolidated balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information refer to the financial statements and footnotes included in the Company's annual report Form 10-K for the year ended January 2, 1999.

2.       Acquisitions

On May 8, 1998, the Company acquired 100% of the outstanding stock of W. Notting Limited. The acquisition is accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. The purchase allocation is preliminary and subject to adjustment. However, management believes that any actual variations will not materially impact the purchase price allocation. The consolidated financial statements include the results of operations of W. Notting Limited subsequent to the date of acquisition.

Inventories at January 2, 1999 and April 3, 1999 were as follows (in thousands).
                                         January 2,              April 3,
                                           1999                   1999
                                     ------------------     -----------------

               Raw Materials             $5,323                $6,233
               Work in progress           7,341                 7,668
               Finished goods            14,562                15,320
                                     ------------------     -----------------
               Total                    $27,226               $29,221
                                     ==================     =================

4.       Debt

Debt consists of the following at January 2, 1999 and April 3, 1999 (in thousands):


                                                                      January 2,           April 3,
                                                                         1999                1999
                                                                   -----------------   -----------------
Line of credit facility for German Subsidiary with First Union          $2,362              $2,698
National Bank, up to approximately $3,300 interest payable
quarterly at FIBOR (3.0% at April 3,1999) plus 1.25%, terminating on October 1, 2003.

Line of credit facilities for Notting with Banco Sabadell and               62                  96
Banco Popular of Spain, bearing interest at rates from 6.35% to
10%, terminating on April 1, 2001 and May 17, 1999, respectively.

Three term loans payable by Notting, payable to National                   390                 411
Westminster Bank on various dates between June 7, 1999 and August
1, 2000, bearing interest at varying rates.

Notes payable to Notting shareholders, issued May 8, 1998,               1,196               1,245
interest payable semi-annually at 8.5%, maturing April 30, 1999, secured by a guarantee of the Company.

Senior  Subordinated  Notes issued July 8, 1998, and maturing July     100,000             100,000
1, 2008, interest payable semi-annually at 10.25%.
                                                                   -----------------   -----------------
                                                                       104,010             104,450
Less-current maturities                                                  1,648               1,752
                                                                   =================   =================
                                                                      $102,362            $102,698
                                                                   =================   =================



5.       Operating and Geographic Segment Information and Concentration of
         Credit Risk

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

6. Selected consolidating financial statements of parent, guarantors, and non-guarantors

The Company's wholly owned domestic subsidiaries fully and unconditionally guarantee, on a senior subordinated basis, the Notes, jointly and severally. The guarantor subsidiaries data below includes combining financial statements of Armstrong, which was acquired in August 1997, and Simonds Holding Company. The non-guarantor subsidiaries data below includes combining financial statements of Wespa, Simonds UK, UK Holding Co., and Simonds Canada. Separate financial statements of the guarantor subsidiaries have not been presented because management believes that such financial statements are not material to investors. In addition, the Senior Credit Facility is guaranteed on a full and unconditional basis by all guarantors. The following data summarizes the consolidating results of the Company on the equity method of accounting for the following periods presented:

                                                SIMONDS INDUSTRIES INC.
                                                     BALANCE SHEET
                                                    (In Thousands)
                                                      (unaudited)

                                                                AS OF APRIL 3, 1999
                                     --------------------------------------------------------------------------
                                      PARENT       GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                     --------------------------------------------------------------------------
         ASSETS
CURRENTS ASSETS:
     Cash                               $4,893           $84               $743            -             $5,720

    Accounts receivable                  7,321           903              8,703            -             16,927
    Intercompany accounts                1,731           867                 11         (2,609)             -
    receivable
    Inventories:
      Raw Materials                      3,477           359              2,397            -              6,233
      Work in progress                   5,850           412              1,406            -              7,668
      Finished goods                     6,651           602              8,414           (347)          15,320
    Other current assets                 3,425            59                342                           3,826
                                     ----------  ------------   ----------------  -------------   -------------
         Total current                  33,348         3,286             22,016         (2,956)          55,694
         assets                      ----------  ------------   ----------------  -------------   -------------
Net property, plant and                 23,606         3,084              7,446            -             34,136
equipment

OTHER ASSETS:
    Investment in subsidiaries          41,716         5,031            -             (46,747)             -
    Intercompany loan                     -           23,914            -             (23,914)             -
    receivable
    Other assets                        19,663         4,041              2,877            -             26,581
                                     ----------  ------------   ----------------  -------------   -------------
         Total assets                 $118,333       $39,356            $32,339      $(73,617)         $116,411
                                     ==========  ============   ================  =============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES                    $12,644          $766             $8,747       $(2,598)         $19,559
LONG-TERM DEBT, net of current
    portion                            100,000            -               2,698            -           102,698
INTERDIVISION LONG-TERM DEBT            15,145            -               8,609       (23,754)             -
OTHER NONCURRENT LIABILITIES             3,496           638              2,972            -             7,106
SHAREHOLDERS' EQUITY (DEFICIT)        (12,952)        37,952              9,313       (47,265)        (12,952)
                                     ==========  ============   ================  =============   =============
    Total liabilities and             $118,333       $39,356            $32,339      $(73,617)        $116,411
    shareholders' equity
                                     ==========  ============   ================  =============   =============


                             SIMONDS INDUSTRIES INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                               AS OF JANUARY 2, 1999
                                     --------------------------------------------------------------------------
                                      PARENT       GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                     --------------------------------------------------------------------------
         ASSETS
CURRENTS ASSETS:
    Cash                                $8,602          $209               $487             -           $9,298

    Accounts receivable                  7,705           714              7,831             -           16,250
    Intercompany accounts                2,015           626                383        (3,024)            -
    receivable
    Inventories:
      Raw Materials                      2,930           372              2,021             -            5,323
      Work in progress                   5,614           289              1,438             -            7,341
      Finished goods                     5,316           758              8,835          (347)          14,562
    Other current                        3,464            78                823             -            4,365
    assets                           ----------  ------------   ----------------  -------------   -------------
         Total current                  35,646         3,046             21,818        (3,371)          57,139
         assets                      ----------  ------------   ----------------  -------------   -------------
Net property, plant and                 23,896         2,527              7,962             -           34,385
equipment
OTHER ASSETS:
    Investment in subsidiaries          40,817         7,555               -          (48,372)            -
    Intercompany loan receivables         -           23,163               -          (23,163)            -
    Other assets                        19,903         4,108              2,704             -           26,715
                                     ----------  ------------   ----------------  -------------   -------------
         Total assets                 $120,262       $40,399            $32,484      $(74,906)        $118,239
                                     ==========  ============   ================  =============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT                                $14,301          $464             $9,600       $(3,022)         $21,343
LIABILITIES
LONG-TERM DEBT, net of current
    portion                            100,000           -                2,362           -            102,362
INTERDIVISION LONG-TERM DEBT            15,145           -                8,018       (23,163)          -
OTHER NONCURRENT LIABILITIES             3,496           638              3,080           -              7,214
SHAREHOLDERS' EQUITY (DEFICIT)        (12,680)        39,297              9,424       (48,721)        (12,680)
                                     ==========  ============   ================  =============   =============
    Total liabilities and             $120,262       $40,399            $32,484      $(74,906)        $118,239
    shareholders' equity             ==========  ============   ================  =============   =============

                                       10

                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)



                                                         Three Months ended March 28, 1998
                                         -------------------------------------------------------------------
                                           Parent     Guarantors  Non-guarantors  Eliminations  Consolidated


Net sales                                   $22,018      $2,539          $9,667      ($3,678)       $30,546
Cost of goods sold                           15,245       1,698           7,463       (3,678)        20,728
                                         ----------- -----------  --------------  ------------  ------------

           Gross profit                       6,773         841           2,204             0         9,818

Selling, general and administrative           3,647         664           1,421             0         5,732
expense
                                         ----------- -----------  --------------  ------------  ------------

           Operating income                   3,126         177             783             0         4,086

Other expenses (income):
  Interest expense                            1,459         121             161         (595)         1,146
  Interest income                                 0       (523)            (76)           595           (4)
  Other, net                                    114           7            (53)             0            68
  Equity in earnings of subsidiaries          (775)       (419)               0         1,194             0
                                         ----------- -----------  --------------  ------------  ------------

           Income before income taxes         2,328         991             751       (1,194)         2,876

Provision for income taxes                      668         216             332             0         1,216
                                         ----------- -----------  --------------  ------------  ------------

           Net income                        $1,660        $775            $419      ($1,194)        $1,660
                                         =========== ===========  ==============  ============  ============



                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)



                                                          Three Months ended April 3, 1999
                                         -------------------------------------------------------------------
                                           Parent     Guarantors  Non-guarantors  Eliminations  Consolidated


Net sales                                   $20,370      $2,413         $12,035      ($3,399)       $31,419
Cost of goods sold                           14,299       1,541           9,236       (3,399)        21,677
                                         ----------- -----------  --------------  ------------  ------------

           Gross profit                       6,071         872           2,799             0         9,742

Selling, general and administrative           3,735         669           2,005             0         6,409
expense
                                         ----------- -----------  --------------  ------------  ------------

           Operating income                   2,336         203             794             0         3,333

Other expenses (income):
  Interest expense                            3,066         110             330         (697)         2,809
  Interest income                              (35)       (636)            (65)           697          (39)
  Other, net                                   (49)          12            (16)             0          (53)
  Equity in earnings of subsidiaries          (738)       (309)               0         1,047             0
                                         ----------- -----------  --------------  ------------  ------------

           Income before income taxes            92       1,026             545       (1,047)           616

Provision (benefit) for income taxes          (225)         288             236             0           299
                                         ----------- -----------  --------------  ------------  ------------

           Net income                          $317        $738            $309      ($1,047)          $317
                                         =========== ===========  ==============  ============  ============


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 28, 1998
                                            --------------------------------------------------------------------
                                             PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                            --------------------------------------------------------------------

Net cash provided by operating
  activities:                                 $2,021         $482        ($1,049)           $14          $1,468

Cash flows from investing activities:
  Proceeds from asset sales                                                    41                            41
  Purchase of equipment                        (948)          (7)            (28)                         (983)
  Acquisitions
                                            ---------   ----------  --------------  ------------  --------------
      Net cash (used in) investing             (948)          (7)              13                         (942)
activities

Cash flows from financing activities:
  Change in overdraft                             38                          (2)                            36
  Net  proceeds from revolving credit                                         498                           498
facility
  Proceeds from issuance of long-term debt-
       net of issuance cost
  Principal payments of long-term debt       (1,870)                        (104)                       (1,974)
  Intercompany loans                                          131           (131)
  Dividends (paid) received                      755        (755)
  Other
                                            ---------   ----------  --------------  ------------  --------------

  Net cash (used in)/provided by financing   (1,077)        (624)             261                       (1,440)
activities

  Effect of Foreign Exchange                                                   86          (14)              72
                                            ---------   ----------  --------------  ------------  --------------

Increase (decrease) in cash                      (4)        (149)           (689)                         (842)

Cash at beginning of the period                   25          188           1,042                         1,255
                                            ---------   ----------  --------------  ------------  --------------

Cash at end of the period                        $21          $39            $353                          $413
                                            =========   ==========  ==============  ============  ==============


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED APRIL 3, 1999
                                            --------------------------------------------------------------------
                                             PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                            --------------------------------------------------------------------
                                                                     (Unaudited)

Net cash (used in)/provided by operating
  activities:                               ($3,405)         $490          ($743)          $780        ($2,878)

Cash flows from investing activities:
  Proceeds from asset sales                        8                           15                            23
  Purchase of equipment                        (311)        (614)           (110)                       (1,035)
  Acquisitions
                                            ---------   ----------  --------------  ------------  --------------
      Net cash (used in) investing             (303)        (614)            (95)                       (1,012)
activities

Cash flows from financing activities:
  Change in overdraft                                                          14                            14
  Net  proceeds from revolving credit                                         110                           110
facility
  Proceeds from issuance of long-term debt-
       net of issuance cost                                                   336                           336
  Principal payments of long-term debt                                        (6)                           (6)
  Intercompany loans                                        (751)             591           160
  Issuance of common stock                                    750                         (750)
  Other                                          (1)                                                        (1)
                                            ---------   ----------  --------------  ------------  --------------

  Net cash (used in)/provided by financing       (1)          (1)           1,045         (590)             453
activities

  Effect of Foreign Exchange                                                   49         (190)           (141)
                                            ---------   ----------  --------------  ------------  --------------

Increase (decrease) in cash                  (3,709)        (125)             256                       (3,578)

Cash at beginning of the period                8,602          209             487                         9,298
                                            ---------   ----------  --------------  ------------  --------------

Cash at end of the period                     $4,893          $84            $743                        $5,720
                                            =========   ==========  ==============  ============  ==============


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations

Comparison of First Quarter 1999 and First Quarter 1998

Net Sales: Net Sales for the first quarter of 1999 were 2.9% higher than first quarter 1998 net sales. The improvement was due to the inclusion in the 1999 period of sales of W. Notting Limited which was acquired in the second quarter of 1998. During the first quarter of 1999 there was a softening in demand for wood and metal products in the U.S compared to 1998. This has been offset somewhat with improvement in Canada during the first quarter of 1999, in spite of a lower Canadian dollar value.

Gross Profit Margin: Gross Profit decreased to $9.7 million for the first quarter of 1999 from $9.8 million for the corresponding period in 1998. Gross Profit as a percentage of net sales for 1999 was 31.0 % and 32.1% for the three months ended April 3, 1999 and March 28, 1998, respectively. Domestic operations experienced spending and volume variances as they lowered production levels in response to a shortfall in shipments.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.4% or $6,409 and 18.8% or $5,732 for the first quarter of 1999 and 1998, respectively. The majority of the increase in 1999 is the addition of Notting, which accounted for $640 of the additional expense.

Operating Income: As a result of the foregoing, operating income decreased $753 in the first quarter of 1999 when compared to the comparable period in 1998.

Interest Expense: Interest expense was higher in the first quarter of 1999 compared to the corresponding period in 1998 due to the recapitalization of the Company in July 1998. The recapitalization constituted refinancing most of the Company's debt with $100 million of notes bearing an annual interest rate of 10.25%.

Income Taxes: The provision for income taxes was approximately $300 for the first quarter of 1999, as compared to approximately $1,200 for the first quarter of 1998. The income tax rates differed from the statutory rate principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income.

Net Income: As a result of the aforementioned factors, net income decreased $1,343 in 1999 when compared to the first quarter of 1998.

Liquidity and Capital Resources

In July 1998, the Company issued $100,000 of Senior Subordinated Notes. Interest on the Notes will accrue from date of issuance at 10.25% and is payable semi-annually on January 1 and July 1. The Notes are due in 2008 but may be redeemed on or after July 1, 2003 at specified premium prices. Proceeds from the Notes were primarily used for repayment of indebtedness, acquisition of treasury stock, and buyout of all outstanding stock options and warrants. The buyout of stock options resulted in a pretax compensation charge of approximately $4.5 million recorded in July 1998. The repayment of indebtedness resulted in an extraordinary charge of approximately $0.5 million, net of tax benefit, recorded in July 1998 to write off unamortized debt discount and deferred financing costs.

The Company concurrently entered into a new Senior Credit Facility with a commercial lender, that provides $30,000 availability, undrawn as of April 3, 1999. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit. The Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries.

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

Net Cash Flow: Operations used cash flow of $2,818 for the three month period ended April 3, 1999 compared to providing cash flow of $1,468 for the comparable period a year ago. This results from paying in 1999 bond interest which is payable semi-annually on July 1 and January 1.

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

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words "believes," "expects," "anticipates" and similar expressions are used to identify forward looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 1999 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. All of these forward looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or disruption of supply sources of specialty steels; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the metal processing and primary wood industries. Many of such factors will be beyond the control of the Company and its management.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

None

Reports On Form 8-K

No reports on Form 8-K were filed during the quarter ended April 3, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

         By:      /s/ Joseph L. Sylvia
                  ----------------------
                  Joseph L. Sylvia
                  Executive Vice President, CFO
                  May 14, 1999