Form 10-Q
period 1999-07-03
SIMONDS INDUSTRIES INC
filed 1999-08-13
CIK 1067919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 3, 1999

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____

Commission file number:    N/A

                             Simonds Industries Inc.

             (Exact name of registrant as specified in its charter)

------------------------------------- -----------------------------------------
Delaware                              05-0484518
------------------------------------- -----------------------------------------
------------------------------------- -----------------------------------------
(State or other jurisdiction of       (I.R.S. Employer
------------------------------------- -----------------------------------------
------------------------------------- -----------------------------------------
Incorporation or organization)        Identification No.)
------------------------------------- -----------------------------------------

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

Yes [x]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of July 31, 1999: 68,435.10 and 7,897.45, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             Simonds Industries Inc.
                                 Form 10-Q Index

                                                                                                        Page No.
                     Part I.  Financial Information
                     ------------------------------
Item 1.              Financial Statements (Unaudited)
                     Consolidated Balance Sheets -- January 2, 1999 and July 3, 1999                        3

                     Consolidated Condensed Statements of Operations --three and six months ended           4
                     June 27, 1998 and July 3, 1999

                     Consolidated Statements of Cash Flows - six months ended June 27, 1998 and             5
                     July 3, 1999

                     Consolidated Statements of Shareholders'Equity - for the six months ended              6
                     June 27, 1998 and July 3, 1999

                     Notes to Consolidated Financial Statements --July 3, 1999                              7


Item 2.              Management's Discussion and Analysis of Financial                                     14
                     Condition and Results of Operations

                     Part II.  Other Information
                     ---------------------------

Item 6.              Exhibits and Reports on Form 8-K                                                      19

                     Signatures                                                                            20

                     Exhibit No. 27 --Financial Data Schedule                                              21



                                       2

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)


                                              ASSETS                                     January 2,          July 3,
                                                                                            1999              1999
                                                                                       ----------------  ----------------
                                                                                                          (unaudited)
CURRENT ASSETS:
     Cash                                                                                       $9,298            $1,333
     Accounts receivable, net of reserves of $992 and $928                                      16,250            17,461
     Inventories                                                                                27,226            29,335
     Other current assets                                                                        3,208             3,086
     Refundable income taxes                                                                     1,157             1,157
                                                                                       ----------------  ----------------
             Total current assets                                                               57,139            52,372

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                        2,332             2,303
     Buildings and improvements                                                                 12,118            10,653
     Machinery and equipment                                                                    27,009            29,693
     Construction-in-progress                                                                    1,296               840
                                                                                       ----------------  ----------------
                                                                                                42,755            43,489

     Less- Accumulated depreciation                                                              8,370             9,899
                                                                                       ----------------  ----------------

             Net property, plant and equipment                                                  34,385            33,590

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $1,581 and $1,923                             21,765            22,132
     Deferred financing costs, net of accumulated amortization of
         $252 and $510                                                                           4,389             4,154
     Other                                                                                         561             1,642
                                                                                       ----------------  ----------------
             Total other assets                                                                 26,715            27,928
                                                                                       ----------------  ----------------

             Total assets                                                                     $118,239          $113,890
                                                                                       ================  ================


                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Overdraft facilities                                                                         $149              $140
     Revolving credit loans and notes payable                                                    1,613               289
     Current portion of long-term debt                                                              35                24
     Accounts payable                                                                            6,783             7,805
     Accrued payroll and employee benefits                                                       3,953             3,720
     Accrued interest                                                                            5,011                57
     Other accrued liabilities                                                                   1,351             2,655
     Currently deferred income taxes                                                             2,448             2,448
                                                                                       ----------------  ----------------

         Total current liabilities                                                              21,343            17,138

LONG-TERM DEBT, net of current portion (Note 5)                                                102,362           102,829

DEFERRED INCOME TAXES                                                                            4,939             4,314

OTHER NONCURRENT LIABILITIES (Note 4)                                                            2,275             2,117

COMMITMENTS AND CONTINGENCIES (Note 6)                                                        -                 -

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value-
         Authorized - 200,000 shares
         Issued and outstanding - 76,333                                                             1                 1
     Capital in excess of par value                                                           (24,405)          (24,405)
     Retained earnings                                                                          12,696            13,423
     Accumulated other comprehensive loss                                                        (907)           (1,427)
     Treasury stock, at cost                                                                      (65)             (100)

                                                                                       ----------------  ----------------
             Total shareholders' equity (deficit)                                             (12,680)          (12,508)
                                                                                       ----------------  ----------------

             Total liabilities and shareholders' equity                                       $118,239          $113,890
                                                                                       ================  ================

     The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                              --------------------------------------------------------------
                                                      Three Months                     Six Months

                                                    Ended           Ended           Ended           Ended
                                                  June 27,         July 3,        June 27,         July 3,
                                                    1998            1999            1998            1999
                                              --------------  --------------  --------------  --------------


Net sales                                           $32,095         $31,585         $62,641         $63,004
Cost of goods sold                                   21,553          21,655          42,281          43,332
                                              --------------  --------------  --------------  --------------

           Gross profit                              10,542           9,930          20,360          19,672

Selling, general and administrative expense
                                                      6,229           6,405          11,961          12,814
                                              --------------  --------------  --------------  --------------

           Operating income                           4,313           3,525           8,399           6,858

Other expenses:
  Interest expense                                    1,335           2,732           2,477           5,502
  Other, net                                             99            (48)             167           (101)
                                              --------------  --------------  --------------  --------------

           Income before income taxes                 2,879             841           5,755           1,457

Provision for income taxes                            1,225             431           2,441             730
                                              --------------  --------------  --------------  --------------

           Net Income                                 1,654             410           3,314             727
                                              ==============  ==============  ==============  ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  SIMONDS INDUSTRIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands)
                                        (Unaudited)

                                                                         SIX MONTHS
                                                                   ENDED            ENDED
                                                                  JUNE 27,         JULY 3,
                                                                   1998              1999
                                                         -----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                       $3,314              $727
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                 2,023             2,450
      Gain on asset sales                                            (33)              (11)
      Provisions (benefit) from deferred
         income taxes                                                 754              (54)
      Changes in assets and liabilities, net of
      acquisitions:
        Accounts receivable                                           100           (1,211)
        Inventories                                               (2,423)           (2,109)
        Other current and noncurrent assets                         (134)              (98)
        Accounts payable                                              150             1,022
        Accrued expenses                                          (1,019)           (5,006)
        Other non-current liabilities                                (32)             (158)
                                                         -----------------------------------

      Net cash provided by (used in) operating
        activities                                                  2,700           (4,448)
                                                         -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                        57                34
   Purchases of equipment                                         (2,085)           (2,716)
   Acquisition of W. Notting Ltd.,
        net of cash acquired of $51                               (5,307)           -
                                                         -----------------------------------

      Net cash (used in) investing activities                     (7,335)           (2,682)
                                                         -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                          (99)               (9)
   Net proceeds from (repayment of) revolving credit
   facility                                                         6,802           (1,324)
   Proceeds from issuance of long-
      term debt-net of issuance costs                                -                  467

   Principal payments of long-term debt                           (2,316)              (11)
   Purchase of treasury stock                                        (47)              (35)
   Other                                                                               (35)
                                                         -----------------------------------

     Net cash provided by (used in) financing activities            4,340             (947)
                                                         -----------------------------------

EFFECT OF EXCHANGE RATE ON CASH                                     (125)               112
                                                         -----------------------------------

NET (DECREASE) IN CASH                                              (420)           (7,965)

CASH AT BEGINNING OF PERIOD                                         1,255             9,298
                                                         -----------------------------------

CASH AT END OF PERIOD                                                $835            $1,333
                                                         ===================================

   The accompanying notes are an integral part of these consolidated financial statements.



                             SIMONDS INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE SIX MONTHS ENDED JUNE 27, 1998 AND JULY 3, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (unaudited)




                                                                           ACCUMULATED                  TOTAL
                                                     CAPITAL                 OTHER                  SHAREHOLDERS' COMPREHENSIVE
                                 COMMON    COMMON   IN EXCESS  RETAINED   COMPREHENSIVE  TREASURY      EQUITY        INCOME
                                 SHARES    STOCK     OF PAR    EARNINGS      LOSS         STOCK       (DEFICIT)       (LOSS)
                               ---------- --------  ---------  ---------  ------------- ---------  ------------- -------------

Balance at December 27, 1997     148,371       $1    $10,553    $11,859        ($798)         $0       $21,615        -

   Net Income                      -         -         -          3,314        -            -            3,314        $3,314
   Foreign Currency
   Translation Adjustment          -         -         -          -             (178)       -            (178)          (178)
   Acquisition of
   Treasury Stock                  -         -         -          -                         (47)          (47)
                               ========== ========  =========  =========  ============  ========= ============= =============
Balance at June 27, 1998         148,371       $1    $10,553    $15,173        ($976)      ($47)       $24,704        $3,136
                               ========== ========  =========  =========  ============  ========= ============= =============





Balance at January 2, 1999        76,333       $1   ($24,405)   $12,696        ($907)      ($65)     ($12,680)       -
   Net Income                      -         -         -            727        -           -               727          $727
   Foreign Currency
   Translation Adjustment          -         -         -          -             (520)      -             (520)         (520)
   Acquisition of
   Treasury Stock                  -         -         -          -            -            (35)          (35)       -
                               ========== ========  =========  =========  ============  ========= ============= =============
Balance at July 3, 1999           76,333       $1   ($24,405)   $13,423      ($1,427)     ($100)     ($12,508)          $207
                               ========== ========  =========  =========  ============  ========= ============= =============


                      The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements
                (in thousands except share and per share amounts)
                                   (unaudited)


1.       Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by Simonds Industries Inc. ("Simonds" or the Company") and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

2.       Acquisitions


On May 8, 1998, the Company acquired 100% of the outstanding stock of W. Notting Limited. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. The purchase allocation reflects accruals of approximately $500 for lease contracts on facilities that are being closed and severance pay accruals of approximately $300 for 24 employees who have been or will be terminated. At July 3, 1999 the remaining accruals were $415 for lease contracts on facilities and $293 for severance pay. Additionally, approximately $1,000 in property, plant and equipment was reclassified to other assets for buildings held for resale. Buildings are stated at fair market value. The consolidated financial statements include the results of operations of W. Notting Limited subsequent to the date of acquisition.

Inventories at January 2, 1999 and July 3, 1999 were as follows (in thousands).

                                                 January 2,              July 3,
                                                    1999                   1999
                                              ------------------     -----------------

               Raw Materials                             $5,323                $6,775
               Work in progress                           7,341                 7,275
               Finished goods                            14,562                15,285
                                              ------------------     -----------------
               Total                                    $27,226               $29,335
                                              ==================     =================

4.       Debt

Debt consists of the following at January 2, 1999 and July 3, 1999 (in thousands):

                                                                          January 2,           July 3,
                                                                             1999                1999
                                                                       -----------------   -----------------

Line of credit  facility  for German  Subsidiary  with First Union           $2,362              $2,829
National  Bank,  up  to  approximately  $2,878,  interest  payable
quarterly   at  FIBOR   (2.639%  at  July  3,  1999)  plus  1.25%,
terminating on October 1, 2003.

Line of credit  facilities  for Notting  with Banco  Sabadell  and               62                 108
Banco  Popular of Spain,  bearing  interest at rates from 6.35% to
10%, terminating on April 1, 2001 and May 17, 2000, respectively.

Two loans payable by Notting to National  Westminster Bank on June              390                 205
30, 2000 and September 30, 2000, bearing interest 8.75% and 9.5%.

Notes  payable  to  Notting  shareholders,  issued  May  8,  1998,            1,196                   0
interest payable  semi-annually at 8.5%,  maturing April 30, 1999, secured by a guarantee of the Company.

Senior  Subordinated  Notes issued July 8, 1998, and maturing July          100,000             100,000
1, 2008, interest payable semi-annually at 10.25%.
                                                                   -----------------   -----------------
                                                                            104,010             103,142
Less-current maturities                                                       1,648                 313
                                                                   =================   =================
                                                                           $102,362            $102,829

                                                                   =================   =================

5. Operating and Geographic Segment Information and Concentration of Credit Risk

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the

President,Chief Executive Officer of the Company. The Company has identified its reportable operating business segment as industrial cutting tools and related machinery, based on how the business is strategically managed.

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

6. Selected consolidating financial statements of parent, guarantors, and non-guarantors

The Company's wholly owned domestic subsidiaries fully and unconditionally guarantee, on a senior subordinated basis, the Notes, jointly and severally. The guarantor subsidiary data below includes financial statements of Armstrong Manufacturing Company. The non-guarantor subsidiaries data below includes combining financial statements of Wespa, Simonds UK, UK Holding Co., and Simonds Canada. Separate financial statements of the guarantor subsidiaries have not been presented because management believes that such financial statements are not material to investors. In addition, the Senior Credit Facility is guaranteed on a full and unconditional basis by all guarantors. The following data summarizes the consolidating results of the Company on the equity method of accounting for the following periods presented:

                             SIMONDS INDUSTRIES INC.
                                  Balance Sheet
                                 (In Thousands)
                                   (unaudited)

                                                                           As of July 3, 1999
                                             --------------------------------------------------------------------------
                                                Parent       Guarantors    Non-Guarantors    Eliminations   Consolidated
                                             --------------------------------------------------------------------------
         ASSETS
CURRENT ASSETS:
    Cash..................................       $656           $84               $593        -                $1,333
    Accounts receivable...................      7,952         1,314              8,195        -                17,461
    Intercompany accounts receivable......      1,644         1,109                713        (3,466)          -
    Inventories:
      Raw materials.......................      4,097           363              2,315        -                 6,775
      Work in progress....................      6,000           306                969        -                 7,275
      Finished goods......................      6,242           543              8,847          (347)          15,285

    Other current assets..................      3,652            49                542        -                 4,243
                                             ----------  ------------   ----------------  -------------    -------------
         Total current assets.............     30,243         3,768             22,174        (3,813)          52,372
                                             ----------  ------------   ----------------  -------------    -------------
   Net property, plant and equipment......     24,343         3,161              6,086             -           33,590
   OTHER ASSETS:
    Investment in subsidiaries............     43,426         5,507            -             (48,933)          -
    Intercompany loan receivable..........     -             24,997            -             (24,997)          -
    Other assets..........................     19,464         3,979              4,485         -               27,928
                                            ----------  ------------   ----------------  -------------   -------------
         Total  assets....................   $117,476       $41,412            $32,745      $(77,743)        $113,890
                                            ==========  ============   ================  =============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES......................     $11,343          $853             $8,406       $(3,464)         $17,138
LONG-TERM DEBT, net of
  current portion........................     100,000        -                   2,829         -              102,829
INTERDIVISION LONG-TERM DEBT                   15,145        -                   9,854       (24,999)          -
OTHER NONCURRENT LIABILITIES                    3,496           638              2,297         -                6,431
SHAREHOLDERS' EQUITY (DEFICIT)               (12,508)        39,921              9,359       (49,280)        (12,508)
                                            ==========  ============   ================  =============   =============
    Total liabilities and
    shareholders' equity                     $117,476       $41,412            $32,745      $(77,743)        $113,890
                                            ==========  ============   ================  =============   =============


                             SIMONDS INDUSTRIES INC.
                                  Balance Sheet
                                 (In Thousands)

                                                                      As of January 2, 1999
                                            --------------------------------------------------------------------------
                                             Parent       Guarantors    Non-Guarantors    Eliminations   Consolidated
                                            --------------------------------------------------------------------------
         ASSETS
CURRENT ASSETS:
    Cash.............................           $8,602       $209               $487           -             $9,298
    Accounts receivable..............            7,705        714              7,831           -             16,250
    Intercompany accounts receivable             2,015        626                383        (3,024)          -
    Inventories:
      Raw materials..................            2,930        372              2,021           -              5,323
      Work in progress...............            5,614        289              1,438           -              7,341
      Finished goods.................            5,316        758              8,835          (347)          14,562
    Other current assets.............            3,464         78                823           -              4,365
                                             ----------  ------------   ----------------  -------------   -------------
         Total current assets........           35,646      3,046             21,818        (3,371)          57,139
                                             ----------  ------------   ----------------  -------------   -------------
Net property, plant and equipment....           23,896      2,527              7,962           -             34,385
OTHER ASSETS:
    Investment in subsidiaries.......           40,817      7,555            -             (48,372)          -
    Intercompany loan  receivable....           -          23,163            -             (23,163)          -
    Other assets.....................           19,903      4,108              2,704         -               26,715
                                             ----------  ------------   ----------------  -------------   -------------
         Total assets................         $120,262    $40,399            $32,484      $(74,906)        $118,239
                                             ==========  ============   ================  =============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES..................          $14,301       $464             $9,600       $(3,022)         $21,343
LONG-TERM DEBT, net of current
    portion..........................          100,000        -                2,362          -             102,362
INTERDIVISION LONG-TERM DEBT                    15,145        -                8,018       (23,163)          -
OTHER NONCURRENT LIABILITIES                     3,496        638              3,080          -               7,214
SHAREHOLDERS' EQUITY (DEFICIT)                (12,680)     39,297              9,424       (48,721)        (12,680)
                                            ==========  ============   ================  =============   =============
    Total liabilities and
    shareholders' equity                      $120,262    $40,399            $32,484      $(74,906)        $118,239
                                            ==========  ============   ================  =============   =============


                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                                       Three months ended June 27, 1998
                                         -------------------------------------------------------------------
                                           Parent     Guarantors  Non-guarantors  Eliminations  Consolidated


Net sales                                   $21,942      $2,560         $11,605      ($4,012)       $32,095
Cost of goods sold                           15,099       1,646           8,820       (4,012)        21,553
                                         ----------- -----------  --------------  ------------  ------------

           Gross profit                       6,843         914           2,785             0        10,542

Selling, general and administrative           3,727         646           1,856             0         6,229
expense
                                         ----------- -----------  --------------  ------------  ------------

           Operating income                   3,116         268             929             0         4,313

Other expenses (income):
  Interest expense                            1,585         117             291         (654)         1,339
  Interest income                                 0       (583)            (75)           654           (4)
  Other, net                                    126          19            (46)             0            99
  Equity in earnings of subsidiaries          (879)       (434)               0         1,313             0
                                         ----------- -----------  --------------  ------------  ------------

           Income before income taxes         2,284       1,149             759       (1,313)         2,879

Provision for income taxes                      630         270             325             0         1,225
                                         ----------- -----------  --------------  ------------  ------------

           Net income                        $1,654        $879            $434      ($1,313)        $1,654
                                         =========== ===========  ==============  ============  ============

                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                                       Three months ended July 3, 1999
                                         -------------------------------------------------------------------
                                           Parent     Guarantors  Non-guarantors  Eliminations  Consolidated


Net sales                                   $21,156      $2,784         $10,814      ($3,169)       $31,585
Cost of goods sold                           14,818       1,774           8,232       (3,169)        21,655
                                         ----------- -----------  --------------  ------------  ------------

           Gross profit                       6,338       1,010           2,582             0         9,930

Selling, general and administrative           3,666         661           2,078             0         6,405
expense
                                         ----------- -----------  --------------  ------------  ------------

           Operating income                   2,672         349             504             0         3,525

Other expenses (income):
  Interest expense                            3,058         110             324         (722)         2,770
  Interest income                              (35)       (659)            (66)           722          (38)
  Other, net                                  (336)         307            (19)             0          (48)
  Equity in earnings of subsidiaries          (501)       (148)               0           649             0
                                         ----------- -----------  --------------  ------------  ------------

           Income before income taxes           486         739             265         (649)           841

Provision for income taxes                       76         238             117             0           431
                                         ----------- -----------  --------------  ------------  ------------

           Net income                          $410        $501            $148        ($649)          $410
                                         =========== ===========  ==============  ============  ============


                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                                       Six Months ended June 27, 1998
                                         -------------------------------------------------------------------
                                           Parent     Guarantors  Non-guarantors  Eliminations  Consolidated


Net sales                                   $43,960      $5,099         $21,272      ($7,690)       $62,641
Cost of goods sold                           30,344       3,344          16,283       (7,690)        42,281
                                         ----------- -----------  --------------  ------------  ------------

           Gross profit                      13,616       1,755           4,989             0        20,360

Selling, general and administrative           7,374       1,310           3,277             0        11,961
expense
                                         ----------- -----------  --------------  ------------  ------------

           Operating income                   6,242         445           1,712             0         8,399

Other expenses (income):
  Interest expense                            3,044         238             452       (1,249)         2,485
  Interest income                                 0     (1,106)           (151)         1,249           (8)
  Other, net                                    240          26            (99)             0           167
  Equity in earnings of subsidiaries        (1,654)       (853)               0         2,507             0
                                         ----------- -----------  --------------  ------------  ------------

           Income before income taxes         4,612       2,140           1,510       (2,507)         5,755

Provision for income taxes                    1,298         486             657             0         2,441
                                         ----------- -----------  --------------  ------------  ------------

           Net income                        $3,314      $1,654            $853      ($2,507)        $3,314
                                         =========== ===========  ==============  ============  ============

                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                                        Six Months ended July 3, 1999
                                         -------------------------------------------------------------------
                                           Parent     Guarantors  Non-guarantors  Eliminations  Consolidated


Net sales                                   $41,526      $5,197         $22,849      ($6,568)       $63,004
Cost of goods sold                           29,117       3,315          17,468       (6,568)        43,332
                                         ----------- -----------  --------------  ------------  ------------

           Gross profit                      12,409       1,882           5,381             0        19,672

Selling, general and administrative           7,401       1,330           4,083             0        12,814
expense
                                         ----------- -----------  --------------  ------------  ------------

           Operating income                   5,008         552           1,298             0         6,858

Other expenses (income):
  Interest expense                            6,124         220             654       (1,419)         5,579
  Interest income                              (70)     (1,295)           (131)         1,419          (77)
  Other, net                                  (385)         319            (35)             0         (101)
  Equity in earnings of subsidiaries        (1,239)       (457)               0         1,696             0
                                         ----------- -----------  --------------  ------------  ------------

           Income before income taxes           578       1,765             810       (1,696)         1,457

Provision (benefit) for income taxes          (149)         526             353             0           730
                                         ----------- -----------  --------------  ------------  ------------

           Net income                          $727      $1,239            $457      ($1,696)          $727
                                         =========== ===========  ==============  ============  ============



                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Six months ended June 27, 1998
                                            --------------------------------------------------------------------
                                             Parent     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                            --------------------------------------------------------------------

Net cash (used in) provided by operating
  activities:                               ($3,043)       $1,025          ($600)        $5,318           $2,700

Cash flows from investing activities:
  Proceeds from asset sales                        1        -                 56         -                    57
  Purchase of equipment                      (1,874)         (50)           (161)        -               (2,085)
  Acquisitions                                                            (5,307)        -               (5,307)
                                            ---------   ----------  --------------  ------------  --------------
      Net cash (used in) investing
      activities                              (1,873)         (50)         (5,412)                       (7,335)

Cash flows from financing activities:
  Change in overdraft                            (97)       -                  (2)       -                  (99)
   Net  proceeds from revolving credit
facility                                        6,167       -                  635       -                 6,802
  Proceeds from issuance of long-term debt-
       net of issuance cost
  Principal payments of long-term debt        (2,250)                         (66)                       (2,316)
  Intercompany loans                           -           (5,112)           5,112       -              -
  Issuance of common stock                     -            5,358         -              (5,358)        -
  Purchase of treasury stock                    (47)        -             -              -                  (47)

  Dividends (paid) received                    1,144      (1,144)          -             -              -

  Other
                                            ---------   ----------  --------------  ------------  --------------

  Net cash (used in)/provided by financing
  activities                                   4,917        (898)           5,679       (5,358)            4,340

  Effect of Foreign Exchange                                                (165)            40            (125)
                                            ---------   ----------  --------------  ------------  --------------

Increase (decrease) in cash                        1           77           (498)        -                 (420)

Cash at beginning of the period                   25          188           1,042        -                 1,255
                                             ---------   ----------  --------------  ------------  --------------
Cash at end of the period                        $26         $265            $544        -                  $835
                                             =========   ==========  ==============  ============  ==============

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Six months ended July 3, 1999
                                            --------------------------------------------------------------------
                                             Parent     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                            --------------------------------------------------------------------
Net cash (used in)/provided by operating
  activities:                               ($6,439)         $574          ($698)        $2,115         ($4,448)

Cash flows from investing activities:
  Proceeds from asset sales                       12        -                  22        -                    34
  Purchase of equipment                      (1,631)        (755)           (330)        -               (2,716)
  Acquisitions
                                            ---------   ----------  --------------  ------------  --------------
      Net cash (used in) investing
      activities                               (1,619)        (755)         (308)        -               (2,682)
  Cash flows from financing activities:
  Change in overdraft                          -            -                 (9)        -                   (9)
   Net repayments of  revolving credit
   facility                                    -            -             (1,324)        -               (1,324)
  Proceeds from issuance of long-term debt-
       net of issuance cost                    -            -                 467        -                   467
  Principal payments of long-term debt         -            -                (11)        -                  (11)
  Intercompany loans                           -           (1,834)           1,836           (2)        -
  Issuance of common stock                     -             2,072               1       (2,073)        -
  Purchase of treasury stock                     (35)       -             -              -                  (35)
   Dividends (paid) received                      182        (182)        -              -              -
   Other                                         (35)       -             -              -                  (35)
                                             ---------   ----------  --------------  ------------  --------------

  Net cash (used in)/provided by financing
   activities                                    112           56             960        (2,075)           (947)

  Effect of Foreign Exchange                   -            -                 152           (40)             112
                                             ---------   ----------  --------------  ------------  --------------
Increase (decrease) in cash                  (7,946)        (125)             106        -               (7,965)

Cash at beginning of the period                8,602          209             487        -                 9,298
                                             ---------   ----------  --------------  ------------  --------------
Cash at end of the period                       $656          $84            $593        -                $1,333
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

Results of Operations

Three Months Ended July 3, 1999 Compared to Three Months Ended June 27, 1998

Net Sales: Net Sales for the second quarter of 1999 were 1.6% or $510 lower than second quarter 1998 net sales. U.S. and Canadian operations were up $200 from 1998 primarly due to the inclusion of W. Notting Ltd. operations in results as of April 30, 1998, the effective date of the acquisition. Notting sales were $725 higher in the second quarter of 1999 compared to the second quarter of 1998 primarily due to the additional month of sales in the 1999 period. However, domestic export, U.K. and German operations were lower by $187, $404 and $822, respectively, reflecting a softness in demand in the Company's wood and metal products and the unfavorable impact of exchange rate changes of the German Mark and British Pound.


Gross Profit Margin: Gross Profit decreased to $9,930 for the second quarter of 1999 from $10,542 for the corresponding period in 1998. Gross Profit as a percentage of net sales was 31.4 % and 32.8% for the three months ended July 3, 1999 and June 27, 1998, respectively. Domestic operations continue to experience spending and volume variances as production levels remain low in response to a shortfall in planned shipments.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.3% or $6,405 and 19.4% or $6,229 for the second quarter of 1999 and 1998, respectively. The majority of the increase in 1999 is the addition of Notting, which accounted for $117 of the additional expense.

Operating Income: As a result of the foregoing,  operating income decreased
$788    in the second quarter of 1999 when compared to the comparable period in
1998.

Interest Expense: Interest expense was higher in the second quarter of 1999 compared to the corresponding period in 1998 due to the recapitalization of the Company in July 1998. The recapitalization constituted refinancing most of the Company's debt with $100 million of notes bearing an annual interest rate of 10.25%.


Income Taxes: The provision for income taxes was approximately $431 for the second quarter of 1999, as compared to approximately $1,225 for the second quarter of 1998. The income tax rates are higher than the statutory rate principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income.


Net Income: As a result of the aforementioned factors, net income decreased $1,244 in the second quarter of 1999 when compared to the comparable period of 1998.


Six Months Ended July 3, 1999 Compared to Six Months Ended June 27, 1998

Net Sales: Net sales increased by $363 or .6%, for the six months ended July 3, 1999 as compared to the six months ended June 27, 1998. This was primarily due to the inclusion of W. Notting Ltd. for the full six months in 1999 as opposed to only 2 months in 1998. The Notting increase of $3,522 was partially offset by a $951 reduction in North American sales, a $479 decline in domestic export sales, a $921 decline in lower UK sales, and a $931 decline in sales from German operations.

Gross Profit Margin: Gross Profit decreased $688 from the June 27, 1998 level. This is primarily the result of manufacturing variances incurred during the first six months of 1999. Standard margins decreased only slightly from 32.5% to 31.2% for the six month periods ended June 27, 1998 and July 3, 1999, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.3% or $12,814 and 19.1% or $11,961 for the six months ended July 3, 1999 and June 27, 1998, respectively. 1999 results were $895 higher due to the inclusion of W. Notting Ltd. for a full six months as opposed to only 2 months in 1998.

Operating Income: As a result of the foregoing, operating income decreased $1,541 in the first six months of 1999 when compared to the comparable period in 1998.

Interest Expense: Interest expense was higher in the first six months of 1999 compared to the corresponding period in 1998 due to the recapitalization of the Company in July 1998. The recapitalization constituted refinancing most of the Company's debt with $100 million of notes bearing an annual interest rate of 10.25%.

Income Taxes: The provision for income taxes was $730 for the first half of 1999, as compared to $2,441 for the corresponding period of 1998. The income tax rates were higher than the statutory rate principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income.

Net Income: As a result of the aforementioned factors, net income decreased $2,587 in the first half of 1999 when compared to the comparable period of 1998.

Liquidity and Capital Resources


In July 1998, the Company issued $100,000 of Senior Subordinated Notes. Interest on the Notes accrued from date of issuance at 10.25% and is payable semi-annually on January 1 and July 1. The Notes are due in 2008 but may be redeemed on or after July 1, 2003 at specified premium prices. Proceeds from the Notes were primarily used for repayment of indebtedness, acquisition of treasury stock, and buyout of all outstanding stock options and warrants. The buyout of stock options resulted in a pretax compensation charge of approximately $4.5 million recorded in July 1998. The repayment of indebtedness resulted in an extraordinary charge of approximately $0.5 million, net of tax benefit, recorded in July 1998 to write off unamortized debt discount and deferred financing costs.

The Company concurrently entered into a Senior Credit Facility with a commercial lender, that provides $30,000 availability, undrawn as of July
3, 1999. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit. The Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries.


The Senior Credit Facility will expire in 2003, unless extended. The interest rate per annum applicable to the Senior Credit Facility will be, at the Company's option, either LIBOR or the greater of the prime rate or the overnight federal funds rate plus 0.50%, in each case plus 0.125% to 2.375% depending on the Company's financial leverage (the "Applicable Margin"). The Company is required to pay certain fees in connection with the Senior Credit Facility, including an initial commitment fee of 0.50% and thereafter a per annum rate equal to the Applicable Margin on the unutilized portion of the revolver.

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

Net Cash Flow: Operations used cash flow of $4,448 for the six month period ended July 3, 1999 compared to providing cash flow of $2,700 for the comparable period a year ago. This results primarily from paying interest on the Senior Subordinated Notes in 1999 which is payable semi-annually on July 1 and January 1.

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


The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to their third parties' failure to remediate their own Year 2000 issues. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has prepared appropriate contingency plans in the event that a significant internal or external exposure is identified.


Implementation and testing of systems for Year 2000 compliance for the Company's North American operations is approximately 95% complete along with the Company's foreign operations at approximately 85% complete. The Company's current target for full implementation and testing of systems for Year 2000 compliance is scheduled to be completed by the end of the third quarter of 1999.

Forward Looking Statements


Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation

Reform Act of 1995. In addition, words "believes," "expects," "anticipates" and similar expressions are used to identify forward looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 1999 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. All of these forward looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or disruption of supply sources of specialty steels; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the metal processing and primary wood industries. Many of such factors are beyond the control of the Company and its management.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

Exhibit No. 27 --Financial Data Schedule

Reports On Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended July 3, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

         By:      /s/Joseph L. Sylvia
                  __________________________
                  Joseph L. Sylvia
                  Executive Vice President, CFO
                  August 13, 1999