Form 10-Q
period 1999-10-02
SIMONDS INDUSTRIES INC
filed 1999-11-05
CIK 1067919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 2, 1999

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
--------------------------------------------------------------------------------
Incorporation or organization)                          Identification No.)
--------------------------------------------------------------------------------


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

Yes [x]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of October 30, 1999: 68,391.48 and 7,897.45, respectively.

                             Simonds Industries Inc.
                                 Form 10-Q Index

                                                                       Page No.
         PART I.  FINANCIAL INFORMATION
         ------------------------------

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets - January 2, 1999 and
         October 2, 1999                                                  3

         Consolidated Statements of Operations - three and nine
         months ended October 3, 1998 and October 2, 1999                 4

         Consolidated Statements of Cash Flows - nine months ended
         October 3, 1998 and October 2, 1999                              5

         Consolidated Statements of Shareholders' Equity (Deficit)-
         for the nine months ended October 3, 1998 and October 2, 1999    6

         Notes to Consolidated Financial Statements - October 2, 1999     7


Item 2.  Management's Discussion and Analysis of Financial               15
         Condition and Results of Operations

         PART II.  OTHER INFORMATION
         ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                20

         Signatures                                                      21

         Exhibit No. 27 - Financial Data Schedule                        22

Part 1.  Financial Information

Item 1.  Financial Statements (Unaudited)


                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                  ASSETS                                          January 2,    October 2,
                                                                                     1999          1999
                                                                                  ----------    ----------
                                                                                                (unaudited)
CURRENT ASSETS:
     Cash                                                                          $   9,298     $   3,353
     Accounts receivable, net of reserves of $992 and $930                            16,250        18,459
     Inventories (Note 3)                                                             27,226        28,368
     Other current assets                                                              3,208         3,019
     Refundable income taxes                                                           1,157            --
                                                                                   ---------     ---------
             Total current assets                                                     57,139        53,199

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                              2,332         2,314
     Buildings and improvements                                                       12,118        10,763
     Machinery and equipment                                                          27,009        29,737
     Construction-in-progress                                                          1,296         1,932
                                                                                   ---------     ---------
                                                                                      42,755        44,746

     Less- Accumulated depreciation                                                    8,370        10,812
                                                                                   ---------     ---------
             Net property, plant and equipment                                        34,385        33,934

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $1,581 and $2,059                   21,765        22,099
     Deferred financing costs, net of accumulated amortization of $252 and $638        4,389         4,029
     Other                                                                               561         1,666
                                                                                   ---------     ---------
             Total other assets                                                       26,715        27,794
                                                                                   ---------     ---------
             Total assets                                                          $ 118,239     $ 114,927
                                                                                   =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Overdraft facilities                                                          $     149     $     192
     Revolving credit loans and notes payable                                          1,613           408
     Current portion of long-term debt                                                    35            20
     Accounts payable                                                                  6,783         6,038
     Accrued payroll and employee benefits                                             3,953         3,830
     Accrued interest                                                                  5,011         2,618
     Other accrued liabilities                                                         1,351         1,517
     Currently deferred income taxes                                                   2,448         2,448
                                                                                   ---------     ---------
         Total current liabilities                                                    21,343        17,071

LONG-TERM DEBT, net of current portion (Note 4)                                      102,362       102,964

DEFERRED INCOME TAXES                                                                  4,939         4,315

OTHER NONCURRENT LIABILITIES                                                           2,275         2,191

COMMITMENTS AND CONTINGENCIES                                                             --            --

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value-
         Authorized - 200,000 shares
         Issued and outstanding - 76,333 and 76,289                                        1             1
     Capital in excess of par value                                                  (24,405)      (24,405)
     Retained earnings                                                                12,696        14,203
     Cumulative translation adjustment                                                  (907)       (1,292)
     Treasury stock, at cost                                                             (65)         (121)
                                                                                   ---------     ---------
             Total shareholders' equity (deficit)                                    (12,680)      (11,614)
                                                                                   ---------     ---------
             Total liabilities and shareholders' equity                            $ 118,239     $ 114,927
                                                                                   =========     =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                  ------------------------------------------------
                                                         Three Months            Nine Months
                                                    Ended        Ended        Ended       Ended
                                                  October 3,   October 2,   October 3,   October 2,
                                                     1998         1999        1998         1999
                                                  ---------    ----------   ----------   ---------

Net sales                                          $ 33,170     $ 32,072     $ 95,811     $ 95,076
Cost of goods sold                                   22,566       22,071       64,847       65,403
                                                   --------     --------     --------     --------

           Gross profit                              10,604       10,001       30,964       29,673

Selling, general and administrative expense          11,046        6,156       23,007       18,970
                                                   --------     --------     --------     --------

           Operating income (loss)                     (442)       3,845        7,957       10,703

Other expenses:
  Interest expense                                    2,840        2,764        5,317        8,266
  Other, net                                            191         (280)         358         (381)
                                                   --------     --------     --------     --------

           Income (loss) before income taxes         (3,473)       1,361        2,282        2,818

Provision (benefit) for income taxes                 (1,475)         581          966        1,311
                                                   --------     --------     --------     --------

           Income (loss) before extraordinary
           item                                      (1,998)         780        1,316        1,507

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                     (529)           0         (529)           0
                                                   --------     --------     --------     --------

           Net income (loss)                       ($ 2,527)    $    780     $    787     $  1,507
                                                   ========     ========     ========     ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                   -------------------------
                                                                          NINE MONTHS
                                                                     ENDED          ENDED
                                                                   OCTOBER 3,     OCTOBER 2,
                                                                     1998            1999
                                                                   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $    787       $ 1,507
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                    4,084         3,635
      Gain on asset sales                                                (35)          (11)
      (Benefit) from deferred income taxes                              (969)          (38)
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                              650        (2,209)
        Inventories                                                   (1,515)       (1,142)
        Other current and noncurrent assets                             (101)         (120)
        Accounts payable                                                (468)         (745)
        Accrued expenses                                                 584        (2,265)
        Other non-current liabilities                                     93           (84)
                                                                   -------------------------
      Net cash provided by (used in) operating activities              3,110        (1,472)
                                                                   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                           59            34
   Purchases of equipment                                             (2,984)       (3,631)
   Acquisition of W. Notting Ltd., net of cash acquired of $51        (5,471)           --
                                                                   -------------------------
      Net cash (used in) investing activities                         (8,396)       (3,597)
                                                                   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                             (249)           43
   Net (uses)/proceeds under revolving credit                          3,972        (1,205)
   Proceeds from issuance of long-
      term debt-net of issuance costs                                 98,413           602
   Principal payments of long-term debt                              (57,404)          (15)
   Issuance of common stock                                           18,833            --
   Stock redemption                                                  (53,791)           --
   Purchase of treasury stock                                            (65)          (56)
   Other                                                                  --           (38)
                                                                   -------------------------
     Net cash provided by (used in) financing activities               9,709          (669)
                                                                   -------------------------
EFFECT OF EXCHANGE RATE ON CASH                                         (259)         (207)
                                                                   -------------------------
NET INCREASE (DECREASE) IN CASH                                        4,164        (5,945)

CASH AT BEGINNING OF PERIOD                                            1,255         9,298
                                                                   -------------------------
CASH AT END OF PERIOD                                               $  5,419       $ 3,353
                                                                   =========================



        The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          For the nine months ended October 3, 1998 and October 2, 1999
                      (In thousands, except share amounts)
                                   (unaudited)


                                                                               ACCUMULATED
                                                       CAPITAL                    OTHER                   TOTAL
                                   COMMON    COMMON   IN EXCESS     RETAINED  COMPREHENSIVE  TREASURY   SHAREHOLDERS'  COMPREHENSIVE
                                   SHARES     STOCK    OF PAR       EARNINGS      LOSS         STOCK  EQUITY (DEFICIT)    INCOME
                                   ------    ------   ---------     --------  -------------  -------- ---------------- -------------
Balance at December 27, 1997       148,371      $1     $ 10,553      $11,859     $  (798)     $   0        $ 21,615           --
   Issuance of Common Stock         41,073       -       18,833           --          --         --          18,833           --
   Net Income                           --       -           --          787          --         --             787      $   787
   Foreign Currency
    Translation Adjustment              --       -           --           --          57         --              57           57
   Stock Redemption               (112,777)      -      (53,791)          --          --         --         (53,791)          --
   Acquisition of Treasury Stock      (334)      -           --           --          --        (65)            (65)          --
                                  --------      --     --------      -------     -------      -----        --------      -------
Balance at October 3, 1998          76,333      $1     $(24,405)     $12,646     $  (741)     $ (65)       $(12,564)     $   844
                                  ========      ==     ========      =======     =======      =====        ========      =======


Balance at January 2, 1999          76,333      $1     ($24,405)     $12,696     $  (907)     $ (65)       $(12,680)          --
   Net Income                           --       -           --        1,507          --         --           1,507      $ 1,507
   Foreign Currency
    Translation Adjustment              --       -           --           --        (385)        --            (385)        (385)
   Acquisition of Treasury Stock       (44)      -           --           --          --        (56)            (56)          --
                                  --------      --     --------      -------     -------      -----        --------      -------
Balance at October 2, 1999          76,289      $1     $(24,405)     $14,203     $(1,292)     $(121)       $(11,614)     $ 1,122
                                  ========      ==     ========      =======     =======      =====        ========      =======

Comprehensive income (loss) for the three month periods ended October 3, 1998 and October 2, 1999 was ($2,292) and $915.

                                    Net     Translation   Comprehensive
                              Income (Loss)  Adjustment   Income (Loss)
                              ------------  -----------   -------------
Period Ended October 3, 1998     $(2,527)       $235       $(2,292)


Period Ended October 2, 1999        $780        $135          $915


        The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                (In thousands except share and per share amounts)
                                   (unaudited)


1.   Basis of Presentation

The unaudited interim consolidated financial statements presented herein have been prepared by Simonds Industries Inc. ("Simonds" or the "Company") and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

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

3. Inventories at January 2, 1999 and October 2, 1999 were as follows (in thousands).

                                        January 2,       October 2,
                                           1999             1999
                                        ----------       ----------
      Raw Materials                      $ 5,323          $ 6,015
      Work in progress                     7,341            7,473
      Finished goods                      14,562           14,880
                                         -------          -------
      Total                              $27,226          $28,368
                                         =======          =======

4.   Debt

Debt consists of the following at January 2, 1999 and October 2, 1999 (in thousands):

                                                                       January 2,  October 2,
                                                                         1999         1999
                                                                       ----------   ---------
Line of credit facility for German Subsidiary with First Union         $  2,362     $  2,964
National Bank up to approximately $3,015, interest payable
quarterly at EURIBOR (3.126% at October 2, 1999) plus 1.25%
terminating on October 1, 2003

Line of credit facilities for Notting with Banco Sabadell and                62          139
Banco Popular of Spain,  bearing  interest at 5.07% and 5.75%, and terminating on April 1, 2001 and May 17, 2000, respectively

Two term loans payable by Notting to National Westminster Bank on           390          289
June 30, 2000 and September 30, 2000, bearing interest at 8.75%
and 9.5%

Notes payable to Notting shareholders, issued May 8, 1998,                1,196            0
interest payable semi-annually at 8.5%, maturing April 30, 1999, secured by a guarantee of the Company

Senior Subordinated Notes issued July 8, 1998, maturing July 1,         100,000      100,000
2008, interest payable semi-annually at 10.25%
                                                                       --------     --------
                                                                        104,010      103,392
Less-current maturities                                                   1,648          428
                                                                       --------     --------
                                                                       $102,362     $102,964
                                                                       ========     ========


5.   Operating and Geographic Segment Information and Concentration of Credit
     Risk

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the

President, Chief Executive Officer of the Company. The Company has identified its reportable operating business segment as industrial cutting tools and related machinery, based on how the business is strategically managed.

The Company's cutting tool business segment consists of metal (48% of 1999 net sales), wood (42%), and paper (10%) cutting products. The cutting tool business segment is managed as a single strategic unit which derives its revenues primarily from sales to privately owned distributors throughout the world.

No single customer accounts for 10% or more of consolidated net sales. Foreign net sales are attributed based on the location of the Company's subsidiary responsible for the sale.

6.   Subsequent Events

On October 19, 1999, the Company acquired certain business assets of the Anderson Products Division of Wilton Corporation. The assets included machinery, equipment, inventory, technical drawings and information, customer lists and all other assets used by Anderson Products in its holesaw business in Worcester, Massachusetts. The Company assumed certain scheduled liabilities for current purchase orders and customer orders. The purchase price was approximately $1,583 plus assumed liabilities in the amount of $96.

7.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing nor method of its adoption of the statement.

8. Selected consolidating financial statements of parent, guarantors, and non-guarantors

The Company's wholly owned domestic subsidiaries fully and unconditionally guarantee, on a senior subordinated basis, the 10.25% Senior Subordinated Notes, jointly and severally. The guarantor subsidiary data below includes financial statements of Armstrong Manufacturing Company. The non-guarantor subsidiaries data below includes combining financial statements of Wespa, Simonds UK, UK Holding Co., and Simonds Canada. Separate financial statements of the guarantor subsidiary have not been presented because management believes that such financial statements are not material to investors. In addition, the Senior Credit Facility is guaranteed on a full and unconditional basis by the guarantor subsidiary. The following data summarizes the consolidating results of the Company on the equity method of accounting for the following periods presented:

                             SIMONDS INDUSTRIES INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                            As of January 2, 1999
                                                   -------------------------------------------------------------------------
                                                       Parent     Guarantor   Non-Guarantors   Eliminations   Consolidated
                                                   -------------------------------------------------------------------------
         ASSETS
CURRENT ASSETS:
    Cash                                             $   8,602     $   209        $   487              --       $   9,298
    Accounts receivable                                  7,705         714          7,831              --          16,250
    Intercompany accounts receivable                     2,015         626            383          (3,024)             --
    Inventories:
      Raw materials                                      2,930         372          2,021              --           5,323
      Work in progress                                   5,614         289          1,438              --           7,341
      Finished goods                                     5,316         758          8,835            (347)         14,562
    Other current assets                                 3,464          78            823              --           4,365
                                                     ---------     -------        -------        --------       ---------
         Total current assets                           35,646       3,046         21,818          (3,371)         57,139
                                                     ---------     -------        -------        --------       ---------
Net property, plant and equipment                       23,896       2,527          7,962              --          34,385

OTHER ASSETS:
    Investment in subsidiaries                          40,817       7,555             --         (48,372)             --
    Intercompany loan receivable                            --      23,163             --         (23,163)             --
    Other assets                                        19,903       4,108          2,704              --          26,715
                                                     ---------     -------        -------        --------       ---------
         Total assets                                $ 120,262     $40,399        $32,484        $(74,906)      $ 118,239
                                                     =========     =======        =======        ========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES                                  $  14,301     $   464        $ 9,600        $ (3,022)      $  21,343
LONG-TERM DEBT, net of current
    portion                                            100,000          --          2,362              --         102,362
INTERDIVISION LONG-TERM DEBT                            15,145          --          8,018         (23,163)             --
OTHER NONCURRENT LIABILITIES                             3,496         638          3,080              --           7,214
SHAREHOLDERS' EQUITY (DEFICIT)                         (12,680)     39,297          9,424         (48,721)        (12,680)
                                                     ---------     -------        -------        --------       ---------
    Total liabilities and shareholders' equity       $ 120,262     $40,399        $32,484        $(74,906)      $ 118,239
                                                     =========     =======        =======        ========       =========

                             SIMONDS INDUSTRIES INC.
                                  BALANCE SHEET
                                 (In Thousands)
                                   (unaudited)

                                                                              As of October 2, 1999
                                                     --------------------------------------------------------------------------
                                                       Parent       Guarantor    Non-Guarantors    Eliminations   Consolidated
                                                     --------------------------------------------------------------------------
         ASSETS
CURRENT ASSETS:
    Cash                                             $   2,569       $   271         $   513               --       $   3,353
    Accounts receivable                                  8,688         1,146           8,625               --          18,459
    Intercompany accounts receivable                     1,561         1,032             802           (3,395)             --
    Inventories:
      Raw materials                                      3,726           357           1,932               --           6,015
      Work in progress                                   6,235           340             898               --           7,473
      Finished goods                                     5,721           510           8,938             (289)         14,880
    Other current assets                                 2,519            41             459               --           3,019
                                                     ---------       -------         -------         --------       ---------
         Total current assets                           31,019         3,697          22,167           (3,684)         53,199
                                                     ---------       -------         -------         --------       ---------
Net property, plant and equipment                       24,435         3,107           6,392               --          33,934
OTHER ASSETS:
    Investment in subsidiaries                          43,626         6,133              --          (49,759)             --
    Intercompany loan receivable                            --        25,259              --          (25,259)             --
    Other assets                                        19,230         3,912           4,652               --          27,794
                                                     ---------       -------         -------         --------       ---------
         Total assets                                $ 118,310       $42,108         $33,211         $(78,702)      $ 114,927
                                                     =========       =======         =======         ========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES                                  $  11,283       $ 1,082         $ 8,101         $ (3,395)      $  17,071
LONG-TERM DEBT, net of current
    portion                                            100,000            --           2,964               --         102,964
INTERDIVISION LONG-TERM DEBT                            15,145            --          10,114          (25,259)             --
OTHER NONCURRENT LIABILITIES                             3,496           638           2,372               --           6,506
SHAREHOLDERS' EQUITY (DEFICIT)                         (11,614)       40,388           9,660          (50,048)        (11,614)
                                                     ---------       -------         -------         --------       ---------
    Total liabilities and shareholders' equity       $ 118,310       $42,108         $33,211         $(78,702)      $ 114,927
                                                     =========       =======         =======         ========       =========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)


                                                                           Three months ended October 3, 1998
                                                       ---------------------------------------------------------------------------
                                                          Parent       Guarantor   Non-guarantors   Eliminations    Consolidated

Net sales                                               $ 22,918        $ 2,750        $ 11,402        $(3,900)       $ 33,170
Cost of goods sold                                        15,841          1,826           8,799         (3,900)         22,566
                                                        --------        -------        --------        -------        --------

           Gross profit                                    7,077            924           2,603              0          10,604

Selling, general and administrative expense                8,341            640           2,065              0          11,046
                                                        --------        -------        --------        -------        --------

           Operating income (loss)                        (1,264)           284             538              0            (442)

Other expenses (income):
  Interest expense                                         3,139            125             405           (773)          2,896
  Interest income                                            (50)          (702)            (77)           773             (56)
  Other, net                                                 201             26             (36)             0             191
  Equity in earnings of subsidiaries                        (583)           (61)              0            644               0
                                                        --------        -------        --------        -------        --------

           Income (loss) before income taxes              (3,971)           896             246           (644)         (3,473)

Provision (benefit) for income taxes                      (1,973)           313             185              0          (1,475)
                                                        --------        -------        --------        -------        --------

           Income (loss) before
                extraordinary item                        (1,998)           583              61           (644)         (1,998)

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                          (529)             0               0              0            (529)
                                                        --------        -------        --------        -------        --------

           Net income (loss)                            $ (2,527)       $   583        $     61        $  (644)       $ (2,527)
                                                        ========        =======        ========        =======        ========


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                     Three months ended October 2, 1999
                                                --------------------------------------------------------------------------
                                                   Parent       Guarantor   Non-guarantors   Eliminations    Consolidated

Net sales                                        $ 21,092        $ 2,863        $ 10,854        $(2,737)       $ 32,072
Cost of goods sold                                 14,686          1,779           8,401         (2,795)         22,071
                                                 --------        -------        --------        -------        --------

           Gross profit                             6,406          1,084           2,453             58          10,001

Selling, general and administrative expense         3,639            661           1,856              0           6,156
                                                 --------        -------        --------        -------        --------

           Operating income                         2,767            423             597             58           3,845

Other expenses (income):
  Interest expense                                  3,089            108             344           (753)          2,788
  Interest income                                     (20)          (689)            (68)           753             (24)
  Other, net                                           89           (348)            (21)             0            (280)
  Equity in earnings of subsidiaries               (1,071)          (166)              0          1,237               0
                                                 --------        -------        --------        -------        --------

           Income before income taxes                 680          1,518             342         (1,179)          1,361

Provision (benefit) for income taxes                 (100)           505             176              0             581
                                                 --------        -------        --------        -------        --------

           Net income                            $    780        $ 1,013        $    166        $(1,179)       $    780
                                                 ========        =======        ========        =======        ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)


                                                                         Nine Months ended October 3, 1998
                                                      ----------------------------------------------------------------------
                                                        Parent      Guarantor   Non-guarantors   Eliminations  Consolidated

Net sales                                             $ 66,878       $ 7,849       $ 32,674       $(11,590)      $ 95,811
Cost of goods sold                                      46,185         5,170         25,082        (11,590)        64,847
                                                      --------       -------       --------       --------       --------

           Gross profit                                 20,693         2,679          7,592              0         30,964

Selling, general and administrative expense             15,715         1,950          5,342              0         23,007
                                                      --------       -------       --------       --------       --------

           Operating income                              4,978           729          2,250              0          7,957

Other expenses (income):
  Interest expense                                       6,183           363            857         (2,022)         5,381
  Interest income                                          (50)       (1,808)          (228)         2,022            (64)
  Other, net                                               441            52           (135)             0            358
  Equity in earnings of subsidiaries                    (2,237)         (914)             0          3,151              0
                                                      --------       -------       --------       --------       --------

           Income before income taxes                      641         3,036          1,756         (3,151)         2,282

Provision (benefit) for income taxes                      (675)          799            842              0            966
                                                      --------       -------       --------       --------       --------

           Income before
                extraordinary item                       1,316         2,237            914         (3,151)         1,316

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                        (529)            0              0              0           (529)
                                                      --------       -------       --------       --------       --------

           Net income                                 $    787       $ 2,237       $    914       $ (3,151)      $    787
                                                      ========       =======       ========       ========       ========


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                   Nine Months ended October 2, 1999
                                                ------------------------------------------------------------------------
                                                  Parent       Guarantor    Non-guarantors  Eliminations    Consolidated

Net sales                                       $ 62,618        $ 8,060        $ 33,703        $(9,305)       $ 95,076
Cost of goods sold                                43,803          5,094          25,869         (9,363)         65,403
                                                --------        -------        --------        -------        --------

           Gross profit                           18,815          2,966           7,834             58          29,673

Selling, general and administrative expense       11,040          1,991           5,939              0          18,970
                                                --------        -------        --------        -------        --------

           Operating income                        7,775            975           1,895             58          10,703

Other expenses (income):
  Interest expense                                 9,213            328             998         (2,172)          8,367
  Interest income                                    (90)        (1,984)           (199)         2,172            (101)
  Other, net                                        (296)           (29)            (56)             0            (381)
  Equity in earnings of subsidiaries              (2,310)          (623)              0          2,933               0
                                                --------        -------        --------        -------        --------

           Income before income taxes              1,258          3,283           1,152         (2,875)          2,818

Provision (benefit) for income taxes                (249)         1,031             529              0           1,311
                                                --------        -------        --------        -------        --------

           Net income                           $  1,507        $ 2,252        $    623        $(2,875)       $  1,507
                                                ========        =======        ========        =======        ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                          Nine months ended October 3, 1998
                                                         ----------------------------------------------------------------------
                                                           Parent       Guarantor  Non-Guarantors  Eliminations  Consolidated
Net cash (used in)/provided by operating
  activities:                                             $ (5,128)      $ 1,142       $   429       $ 6,667       $  3,110

Cash flows from investing activities:
  Proceeds from asset sales                                      3            --            56            --             59
  Purchase of equipment                                     (2,641)         (125)         (218)           --         (2,984)
  Acquisitions                                                  --            --        (5,471)           --         (5,471)
                                                          --------       -------       -------       -------       --------
      Net cash (used in) investing activities               (2,638)         (125)       (5,633)       (8,396)
Cash flows from financing activities:
  Change in overdraft                                         (246)           --            (3)           --           (249)
  Net  proceeds (uses) from revolving credit facility        7,065            --        (3,093)           --          3,972
  Proceeds from issuance of long-term debt-
       net of issuance cost                                 95,710            --         2,703            --         98,413
  Principal payments of long-term debt                     (56,684)           --          (720)           --        (57,404)
  Intercompany loans                                            --        (6,330)        6,399           (69)            --
  Issuance of common stock                                  18,833         6,722            (1)       (6,721)        18,833
  Purchase of treasury stock                                   (65)           --            --            --            (65)
  Stock Redemption                                         (53,791)           --            --            --        (53,791)
  Dividends (paid) received                                  1,319        (1,319)           --            --             --
                                                          --------       -------       -------       -------       --------

  Net cash (used in)/provided by financing activities       12,141          (927)        5,285        (6,790)         9,709

  Effect of Foreign Exchange                                    --            --          (382)          123           (259)
                                                          --------       -------       -------       -------       --------

Increase (decrease) in cash                                  4,375            90          (301)           --          4,164

Cash at beginning of the period                                 25           188         1,042            --          1,255
                                                          --------       -------       -------       -------       --------

Cash at end of the period                                 $  4,400       $   278       $   741            --       $  5,419
                                                          ========       =======       =======       =======       ========


                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Nine months ended October 2, 1999
                                                          ---------------------------------------------------------------------
                                                            Parent      Guarantor  Non-Guarantors  Eliminations  Consolidated
Net cash (used in)/provided by operating
  activities:                                              $(4,829)      $ 2,049       $  (809)      $ 2,117       $(1,472)
Cash flows from investing activities:
  Proceeds from asset sales                                     12            --            22            --            34
  Purchase of equipment                                     (2,323)         (774)         (534)           --        (3,631)
                                                           -------       -------       -------       -------       -------
      Net cash (used in) investing                          (2,311)         (774)         (512)       (3,597)
        activities

Cash flows from financing activities:
  Change in overdraft                                           --            --            43            --            43
  Net  (uses) from revolving credit facility                    --            --        (1,205)           --        (1,205)
  Proceeds from issuance of long-term debt-
       net of issuance cost                                     --            --           602            --           602
  Principal payments of long-term debt                          --            --           (15)           --           (15)
  Intercompany loans                                            --        (2,097)        2,088             9            --
  Issuance of common stock                                      --         2,085             1        (2,086)           --
  Purchase of treasury stock                                   (56)           --            --            --           (56)
  Dividends (paid) received                                  1,201        (1,201)           --            --            --
  Other                                                        (38)           --            --            --           (38)
                                                           -------       -------       -------       -------       -------

  Net cash (used in)/provided by financing activities        1,107        (1,213)        1,514        (2,077)         (669)

  Effect of Foreign Exchange                                    --            --          (167)          (40)         (207)
                                                           -------       -------       -------       -------       -------

Increase (decrease) in cash                                 (6,033)           62            26            --        (5,945)

Cash at beginning of the period                              8,602           209           487            --         9,298
                                                           -------       -------       -------       -------       -------

Cash at end of the period                                  $ 2,569       $   271       $   513            --       $ 3,353
                                                           =======       =======       =======       =======       =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations

Three Months Ended October 2, 1999 Compared to Three Months Ended October 3,
1998

Net Sales: Net Sales for the third quarter of 1999 were 3.3% or $1,098 lower than third quarter 1998 net sales. The primary reason for lower 1999 quarterly results was a sales shortfall of metal products in domestic, German and UK markets due to sluggish U.S. activity and weak economies in Germany and the UK. Sales from our domestic, German and U.K. operations were lower in the 1999 quarter by $610, $536 and $297, respectively. Sales were also unfavorably impacted by exchange rate changes on the German Mark and British Pound by approximately $335.

Gross Profit Margin: Gross Profit was $10,001 for the third quarter of 1999, a decrease of $603 from $10,604 for the corresponding period in 1998. Gross Profit as a percentage of net sales was 31.2 % and 32.0% for the three months ended October 2, 1999 and October 3, 1998, respectively. Domestic operations continue to experience spending and volume variances as production levels remain low in response to a shortfall in planned shipments.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 19.2% or $6,156 and 33.3% or $11,046 for the third quarter of 1999 and 1998, respectively. In July 1998 there was a one-time compensation charge of $4,541 resulting from the repurchase of stock options relating to a recapitalization of the Company. Excluding the 1998 one time charge, 1999 expenses, as compared to 1998, were .4% lower as a percent of sales or $349.

Operating Income: As a result of the foregoing, operating income increased $4,287 in the third quarter of 1999 when compared to the comparable period in 1998.

Interest Expense: Interest expense was lower by $76 in the third quarter of 1999 compared to the corresponding period in 1998. This is primarily due to lower interest rates in 1999 on external debt other than on our 10.25% Senior Subordinated Notes.

Income Taxes: The provision for income taxes before extraordinary items was approximately $581 for the third quarter of 1999, as compared to a benefit of approximately $1,475 for the third quarter of 1998. The large disparity is the direct result of the one time compensation charge in 1998 mentioned above.

Net Income: As a result of the foregoing, net income increased $3,307 in the third quarter of 1999 when compared to the comparable period of 1998.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998

Net Sales: Net sales of $95,076 for the nine months ended October 2, 1999 were lower by $735 or .8%, as compared to the nine months ended October 2, 1998. This was primarily due to a $375 decline in domestic export sales, a $1,218 decline in UK sales, and a $1,467 decline in sales from German operations all of which were mostly offset by the inclusion of W. Notting Ltd. for the full nine months in 1999 as opposed to only 5 months in 1998. Additionally, sales in 1999 were lower $667 due to the unfavorable impact of exchange rate changes when compared to 1998.

Gross Profit Margin: Gross Profit was $29,673 or $1,291 less than the October 3, 1998 level. This is primarily the result of manufacturing variances incurred during the first nine months of 1999. Standard margins decreased only slightly to 31.2% from 32.3% for the nine month periods ended October 2, 1999 and October 3, 1998, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.0% or $18,970 for the nine months ended October 2, 1999 and 24.0% or $23,007 for the nine months ended October 3, 1998. A comparison of the two periods is skewed by the $4,541 one time compensation charge to operations in July of 1998 and the inclusion of W. Notting Ltd. for nine months of 1999 and only five months in 1998. Excluding these two factors, SG & A in the 1999 period would have been lower by $263.

Operating Income: As a result of the foregoing, operating income increased $2,746 in the first nine months of 1999 over the comparable period in 1998.

Interest Expense: Interest expense was higher in the first nine months of 1999 compared to the corresponding period in 1998 due to the recapitalization of the Company in July 1998. The recapitalization constituted refinancing most of the Company's debt with $100 million of notes bearing an annual interest rate of 10.25%.

Income Taxes: The provision for income taxes was $1,311 for the first nine months of 1999, as compared to $966 for the corresponding period of 1998. The income tax rates were higher than the statutory rate principally as a result of state income tax provisions, nondeductible amortization expense (for tax purposes) and the effect of foreign income tax on foreign source income.

Extraordinary Item: As part of the debt retirement in July 1998, deferred financing costs of $903 were written off with a related tax benefit of $374, which resulted in an extraordinary loss of $529.

Net Income: As a result of the aforementioned factors, net income increased $720 in the third quarter of 1999 when compared to the comparable period of 1998.

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

The Company concurrently entered into a Senior Credit Facility with a commercial lender that provides $30,000 availability, undrawn as of October 2, 1999. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit. The Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries.

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

Net Cash Flow: The business used cash flow of $5,945 for the nine month period ended October 2, 1999 compared to providing cash flow of $4,164 for the comparable period a year ago. This results primarily from paying interest on the Senior Subordinated Notes in 1999 which is payable semi-annually on July 1 and January 1.

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

The cost to modify its information technology infrastructure to be Year 2000 compliant was not material to the Company's financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to their third parties' failure to remediate their own Year 2000 issues. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has prepared appropriate contingency plans in the event that a significant internal or external exposure is identified including managing inventories and adjusting staffing strategies.

As of the end of the third quarter of 1999, all Simonds Industries Inc. locations and acquisitions have nearly completed becoming fully year 2000 compliant. The Corporation, as a whole, is about 95% complete now on all tasks. The only location that is still in process is Wespa, due to the selection of an entire new system. The new system implementation is expected to be completed in November 1999 and is year 2000 compliant.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS
--------

Exhibit No. 27 - Financial Data Schedule

REPORTS ON FORM 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended October 2, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

         By:      _______________________________
                  Joseph L. Sylvia
                  Executive Vice President, CFO
                  November 8, 1999