Form 10-K405
period 2000-01-01
SIMONDS INDUSTRIES INC
filed 2000-03-29
CIK 1067919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2000
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from .......... to ..........

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates area of the registrant: 0

Number of shares outstanding of the registrant's voting and non-voting common stock, as of March 15, 2000: 68,391.48 and 7,897.45, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Simonds Industries Inc. and its subsidiaries ("Simonds" or the "Company") is a leading global manufacturer and marketer of high quality industrial cutting tools. With facilities in North America and Europe, the Company sells its products into three end user markets: metal (48% of 1999 net sales), wood (42%), and paper (10%). Management believes the Company holds a number one, two or three share position in each of the markets it serves. See Note 10 to the Consolidated Financial Statements included in Item 8 for financial information with respect to the Company's industry end user markets and foreign and domestic operations and export sales.

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

     BAND SAW BLADES. Management believes that Simonds is the second largest manufacturer of metal band saw blades both globally and in North America. Management believes the Company markets the world's most technologically advanced and complete metal band saw blade product line with three broad varieties distributed for portable and stationary band saws. The three varieties include bi-metal, carbide tip and carbon blades sold under brand names including Extra Heavy Set(R) (EHS), EPIC(R), Si-Clone(R), Bundle Band(R), Si-Namic(R), Copperhead Port-A-Band, and XL. These products are used on a variety of OEM vertical and horizontal machines which are generally used in cut off, profile/contour and friction cutting applications. In cut-off applications, the Company's products cut steel and non-ferrous bars from long to shorter lengths which are ultimately used in finished steel products. This type of cutting is most often found in steel mills, steel warehouses and manufacturing plants. Profile/contour cutting involves the Company's narrower width blades, usually one-half inch or less, which are used to saw arcs or curves in a wide variety of materials ranging from sheet metal to tool steel, plastics and wood. Friction cutting is a method of removing seams and other size overages created by metal casting using a silicon carbon steel bandsaw blade, running at extremely high speeds.

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

     Wood Cutting Products

     The Company believes it is the North American leader in the manufacture of wood cutting products. The Company offers a broad array of wood cutting tools, including bandsaw blades, wood cutting knives, bits and shanks for inserted tooth saws, large diameter circular saws, and holesaws. The Company's products are generally used to cut and shape logs into dimensional lumber and chip lumber for the pulp and paper industry. In addition, the Company manufactures and sells a complete line of filing room equipment used primarily in saw mills.

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

     The Company's independent distributors are supported by 34 metal product and 33 wood product representatives in North America and 8 metal product representatives internationally. The Company's field sales professionals provide technical service, in-house formal training and on-going field training to both distributors and end users.

     The Company's 22 customer service representatives in North America and eight internationally are a critical element of the Company's distribution network and service leadership. By responding to and processing many orders from different points and providing tailored, real-time service, this group provides a user-friendly interface with the network of distributors and end users. Each distributor and field sales professional is assigned a customer service representative who is trained in service techniques and product knowledge.

     Steel rule products are marketed through the direct sales force of the Company's subsidiary, W. Notting Limited ("Notting") and independent specialized distributors. In addition to this effort, the Company maintains a team of customer service representatives to market the rule products to smaller accounts.

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

EMPLOYEES

     At January 1, 2000, the Company had 912 full-time employees. Of such employees, 706 were located in the United States, 46 were located in Canada, 95 were located in Germany, 10 were located in Spain and 55 were located in the United Kingdom. The Company considers its relations with these employees to be good.

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

     In 1992, the Company's property in Ashburnham, Massachusetts, was identified as having groundwater contamination. The Company has been indemnified from such liability by prior owners. In 1999, $2.0 million was disbursed from escrow for remediation of contamination; $1.0 million was spent and there is $1.0 million recorded in other current liabilities for existing remediation contracts entered into in 1999. Management believes the remaining $0.7 million held in escrow will be sufficient to cover the remaining environmental liabilities, although there can be no assurance that such amounts will be sufficient. In addition, environmental issues were previously identified at the Company's Fitchburg, Massachusetts, and Newcomerstown, Ohio, properties which have since been remediated. However, the state of Ohio has not yet issued its certification to that effect with respect to the Newcomerstown site. The prior owner has agreed to indemnify the Company for any post-closure care expenses at the Newcomerstown site.

ITEM 2.  PROPERTIES.

     The following table provides information on the Company's facilities and the products produced at these locations.

                           PRODUCT                                      OWNED/     SIZE
     LOCATION               GROUP     PRODUCT TYPES                     LEASED   (SQ. FT)
    --------------------------------------------------------------------------------------
     FITCHBURG, MA          Metal     * Weld Edged Bandsaw  Blades      Owned    401,000
                                      * Carbide Tipped Bandsaw Blades
                                      * Carbon Bandsaw Blades

                            Wood      * Bits & Shanks
                                      * Red Streak(R) Bandsaw Blades
                                      * Holesaws

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

     BIG RAPIDS, MI         Wood      * Circular Saws                   Owned    127,500
                                      * Knives
                                      * Inserted Tooth Saws

     NEWCOMERSTOWN, OH      Metal     * Files                           Owned    208,000

     SPRINGFIELD, OR        Wood      * Wide Bandsaw Blades             Owned     28,400

     PORTLAND,  OR          Wood      * Filing Room Equipment           Owned     40,000

     CORONA, CA             Paper     * Perforating Rule                Leased    42,100

     TOTTENHAM, UK          Paper     * Flat Rule                       Owned     30,000
                                      * Perforating Rule

     BARCELONA, SPAIN       Paper     * Rule                            Leased     4,040

     SPANGENBERG, GERMANY   Metal     * Carbon Bandsaw Blades           Owned     57,000
                                      * Bi-Metal Bandsaw Blades
                                      * Hacksaw Blades

     BRAMPTON, ONTARIO      Metal     * Carbon Bandsaw Blades           Owned     20,800
                                      * Bi-Metal Bandsaw Blades
                                      * Portable Tools

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

     The Company has not paid any dividends on its capital stock since its inception. The Company currently intends to retain future earnings, if any, for use in the operation and expansion of its business. The Company does not anticipate paying any cash dividends in the foreseeable future. The Company's debt agreements restrict the ability of the Company and certain of its subsidiaries to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated operating and balance sheet data for and as of the years ended December 28, 1996, December 27, 1997, January 2, 1999, and January 1, 2000 are derived from the Company's audited consolidated financial statements. The selected consolidated operating and balance sheet data as of and for the five month period ended May 26, 1995, and the seven months ended December 30, 1995 are derived from the Predecessor's or the Company's audited consolidated financial statements, as applicable. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto (see Item 8. Financial Statements and Supplementary Data) and the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                        (In Thousands)
                                                              Predecessor                               Company
                                                              -----------  ------------------------------------------------------
                                                               5 Months     7 Months      Fiscal    Fiscal     Fiscal     Fiscal
                                                                 Ended       Ended         Year      Year       Year       Year
                                                               5/26/1995   12/30/1995      1996      1997       1998       1999
                                                               ---------   ----------    -------   --------   --------   --------
Operating Data:
                 Net Sales                                     $42,212      $58,932     $98,661    $114,182   $126,296   $127,496
                 Cost of Goods Sold                             30,102       41,353      69,828      78,798     86,750     88,392
                                                               -------      -------     -------    --------   --------   --------
                      Gross Profit                              12,110       17,579      28,833      35,384     39,546     39,104
                 Selling, General and Administrative Expense     7,418       10,176      17,135      21,149     24,230     25,753
                 Special compensation expense                    7,920           --          --          --      4,541         --
                                                               -------      -------     -------    --------   --------   --------
                      Operating Income (loss)                   (3,228)       7,403      11,698      14,235     10,775     13,351
                 Interest Expense                                  650        2,880       4,399       4,963      7,900     10,948
                 Other expense (income) net                       (276)        (208)        245         520        554       (249)
                                                               -------      -------     -------    --------   --------   --------
                      Income (Loss) Before Income Taxes         (3,602)       4,731       7,054       8,752      2,321      2,652
                 Income Taxes                                   (1,387)       1,856       3,071       3,751        955      1,218
                                                               -------      -------     -------    --------   --------   --------
                      Income (loss) before
                      extraordinary item                        (2,215)       2,875       3,983       5,001      1,366      1,434
                 Extraordinary item-Write-off of deferred
                 financing cost related to refinanced
                 indebtedness, net of tax benefit of $374           --           --          --          --       (529)        --
                                                               -------      -------     -------    --------   --------   --------
                      Net Income (Loss)                        $(2,215)     $ 2,875     $ 3,983    $  5,001   $    837   $  1,434
                                                               =======      =======     =======    ========   ========   ========
Other Data:
                 EBITDA from operations (1)                    $ 6,109      $ 8,673     $14,026    $ 17,299   $ 19,187   $ 17,715
                 Depreciation and amortization                   1,498        1,500       2,712       3,459      5,176      4,879
                 Capital expenditures                              745        1,895       3,638       3,708      4,348      4,364
                 Ratio of earnings to fixed charges (2)             --         2.6x        2.5x        2.7x       1.3x       1.2x

Balance Sheet Data:
                 Working Capital                               $16,033      $21,786     $22,209    $ 21,651   $ 35,796   $ 35,282
                 Total Assets                                   62,413       77,728      82,620      95,343    118,239    118,287
                 Total Debt                                     14,899       46,809      46,175      51,692    104,010    102,858
                 Shareholders' equity (deficit)                 24,608       13,185      17,198      21,615    (12,680)   (12,245)

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

     (2) For purposes of calculating this ratio, "income" consists of income before provision for income taxes and fixed charges. "Fixed charges" consist of interest expense and the estimated interest portion of rental payments on operating leases. Such income was insufficient to cover fixed charges by approximately $2,100 for the five months ended May 26, 1995.

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

GENERAL

     In July 1998, Simonds and its subsidiaries issued $100 million of 10-1/4% Senior Subordinated Notes due 2008 (the "Notes"). Proceeds from the Notes were primarily used for the repayment of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants. The Company concurrently entered into a new Senior Credit Facility with a commercial lender that provides $30 million availability. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit. The Senior Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries. All of the foregoing transactions are herein referred to collectively as the "Recapitalization." For additional information with respect to this Recapitalization, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions.

     Simonds has been in continuous operation selling cutting tools for over 166 years. Since 1996, the Company has completed four acquisitions, including the bit and shank product line of Pacific Hoe Company in January 1997, Armstrong Manufacturing Company ("Armstrong") in August 1997, Notting on May 5, 1998, and the holesaw product line of Andersen Products Inc. in October 1999. The Company's results of operations for the periods 1997-1999 reflect the impact of all of the above mentioned acquisitions. In particular, the Company benefited from five months of operations of Armstrong in 1997 and full years in 1998 and 1999, and eight months of Notting operations in 1998 and a full year in 1999, two months of Andersen Products in 1999.

RESULTS OF OPERATIONS

                                                                      Percentage of Net Sales
                                                                        Year Ended December
                                                                    1997        1998        1999
                                                                   ------      ------      ------
Net sales                                                           100.0 %     100.0 %     100.0 %
Cost of goods sold                                                   69.0        68.7        69.3
                                                                    -----       -----       -----

           Gross profit                                              31.0        31.3        30.7
Selling, general and administrative expense                          18.5        22.8        20.2
                                                                    -----       -----       -----

           Operating income                                          12.5         8.5        10.5

Interest expense                                                      4.3         6.3         8.6
Other expense (income), net                                           0.5         0.4        (0.2)
                                                                    -----       -----       -----
           Income before income taxes                                 7.7         1.8         2.1

Income taxes                                                          3.3         0.7         1.0
                                                                    -----       -----       -----

           Income before extraordinary item                           4.4         1.1         1.1
Extraordinary item-
    Write-off of deferred financing cost related to refinanced
         indebtedness, net of tax benefit of $374                      --        (0.4)         --
                                                                    -----       -----       -----

           Net Income                                                 4.4 %       0.7 %       1.1 %
                                                                    =====       =====       =====


Year Ended January 1, 2000 Compared To Year Ended January 2, 1999

     Net Sales: Net sales for the year ended January 1, 2000 were $127,496, or a 1.0% increase from fiscal 1998 net sales of $126,296. An increase in net sales of $3,678 was attributable to the inclusion of Notting net sales for the full year of 1999 versus 8 months of 1998. This was offset by lower sales volume of core products in the North American and European markets. Overall sales in 1999 were negatively impacted by deterioration in the value of the British pound and the German mark when compared to 1998 by approximately $400 and $600, respectively.

     Gross Profit Margin: The cost of sales increased by $1,642 as a result of higher sales volume. Gross profit margin dropped .6% to 30.7% in 1999 primarily as a result of unfavorable manufacturing variances resulting from lower productions levels in reaction to decreased demand and inventory reductions in excess of plan.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.2% in 1999 and 22.8% for 1998. The lower level of expenses in 1999 as compared to 1998 was primarily due to a one time compensation charge in July 1998 of $4,541 from the repurchase of options relating to the Recapitalization. This was partly offset by a full year's expenses of Notting in 1999 versus 8 months in 1998.

     Operating Income: As a result of the foregoing, operating income increased $2,576 in 1999 from the prior year.

     Interest Expense: Interest expense was higher in 1999 due to the Recapitalization of the Company in July 1998. The Recapitalization constituted retiring most of the Company's debt and replacing it with $100,000 of notes bearing an annual interest rate of 10.25%.

     Income Taxes: The Company's effective tax rate increased to 45.9% in 1999 from 41.1% for 1998. The effective tax rates differed from the statutory U.S. rate primarily due to non-deductible expenses which include amortization of goodwill and business meals and entertainment. The rate was also effected by higher foreign income taxes on foreign source income and state tax provisions.

     Extraordinary Item: As part of the debt retirement in 1998, deferred financing costs of $903 were written off with a related tax benefit of $374, which resulted in an extraordinary loss of $529.

     Net Income: As a result of the aforementioned factors, net income increased 71.3% to $1,434 for 1999 from $837 for 1998.

Year Ended January 2, 1999 Compared To Year Ended December 27, 1997

     Net Sales: Net Sales for the twelve months ended January 2, 1999 were $126,296, or a 10.6% increase from 1997 of $114,182. The increase in net sales was primarily attributable to the inclusion of $6,185 W. Notting Ltd. net sales and the inclusion of Armstrong Manufacturing Co. net sales for the entire year of 1998 ($5,735). U.S. operations were up 2.7%, but mostly offset by lower sales from Canadian operations due in large part to a significantly weaker Canadian dollar in 1998.

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

     Income Taxes: The Company's effective tax rate decreased to 41.1% for 1998 from 42.9% in 1997. The effective tax rates differed from the statutory U.S. rate primarily due to state income tax provisions and nondeductible amortization.

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

     During 1997, 1998 and 1999, net cash provided by operations was $13,046, $9,113 and $6,508, respectively. During 1997, 1998 and 1999, net cash used in investing activities was $17,304, $9,747 and $5,884, respectively, consisting primarily of capital expenditures and acquisitions. In 1997, approximately $13,700 was used for the acquisitions of Armstrong and the bit and shank product line of Pacific Hoe Company. In 1998, roughly $5,500 was used to acquire Notting, a manufacturer of rule products. In 1999, approximately $1,600 was used to acquire specific assets of Andersen Products Inc. During 1997, 1998 and 1999, net cash provided by (used in) financing activities was $4,299, $8,978, and ($1,205), respectively.

     The Company's Senior Credit Facility provides a $30,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line was undrawn as of January 1, 2000. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's alternate base rate, as defined, or LIBOR plus the applicable margin. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

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

TRANSITION TO THE EURO

     Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of the 11 countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be cancelled and Euro bills and coins will be used in the participating countries.

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

YEAR 2000

     The Company developed plans to address the possible exposure related to the impact of the Year 2000 problem ("Y2K") on its computer systems and key service providers. The Company aggressively monitored the transition of its computer systems into 2000 and is pleased with the results. Minor exceptions were noted and corrected quickly. Management will continue to monitor computer systems throughout 2000 as a normal course of business, paying particular attention to the remaining critical Y2K dates.

FORWARD LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties including, but not limited to, the Company's substantial leverage, the restrictions imposed by the terms of its indebtedness, the subordination provisions of the Notes and the related guarantees, the risks of international operations, the Company's dependence on specialty steels, its reliance on limited sources of supply and certain industries, its acquisition strategy and environmental matters. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods.

     The above risks and uncertainties inherent in the Company's business are set forth in detail below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed necessarily that there are no other risks and uncertainties which may be more significant to the Company.

     SUBSTANTIAL LEVERAGE

     As of January 1, 2000, the Company had $102,858 of consolidated indebtedness and consolidated stockholders' deficit of $12,245.

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

     The Company's ability to make payments with respect to the Notes and to satisfy its other debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. The Company believes, based on current circumstances, that the Company's cash flow, together with available borrowings under the Senior Credit Facility, will be sufficient to permit the Company to meet its operating expenses and to service its debt requirements as they become due. Significant assumptions underlie this belief, including, among other things, that the Company will succeed in implementing its business strategy and there will be no material adverse developments in its business, liquidity or capital requirements. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

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

     SUBORDINATION OF NOTES AND GUARANTEES

     The payment of principal of and interest on, and any premium or other amounts owing in respect of, the Notes is subordinated to the prior payment in full of all existing and future Senior Debt of the Company, including all amounts owing or guaranteed under the Senior Credit Facility. The Guarantees of the Notes by certain subsidiaries are similarly subordinated to Guarantor Senior Debt. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to the Company or a Guarantor, assets of the Company or such Guarantor will be available to pay obligations on the Notes or Guarantees only after all Senior Debt of the Company or Guarantor Senior Debt of such Guarantor, as applicable, has been paid in full, and there can be no assurance that there will be sufficient assets to pay amounts due on any or all of the Notes. In addition, neither the Company nor any Guarantor may pay principal, premium, interest or other amounts on account of the Notes or any Guarantee in the event of a payment default (or, with respect to a non-payment default on Designated Senior Debt (as defined), for a specified period) in respect of Senior Debt. As of January 1, 2000, the Company and the Guarantor had no Senior Debt and Guarantor Senior Debt outstanding. In addition, the Notes are effectively subordinated in right of payment to all liabilities, including indebtedness, of subsidiaries of the Company which are not Guarantors. As of January 1, 2000, such subsidiaries had approximately $23,800 of total liabilities, including approximately $2,900 of indebtedness.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company operates manufacturing, sales and service facilities in Germany, the United Kingdom, Spain and Canada. In fiscal 1999, sales of its products in foreign countries accounted for approximately 32% of the Company's net sales. As a result, the Company is subject to risks associated with operation in foreign countries, including fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment, subjection to certain foreign labor laws and other restrictions by foreign governments. Fluctuations in currency exchange rates have had an impact on the Company's operations in the past, and historically the Company has hedged some of its foreign currency risks. No assurance can be given that the risks associated with operating in foreign countries will not have a material adverse effect on the Company in the future.

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

     The Guarantor has agreed to contribute to the obligation under a Guarantee of the Notes. Further, the Guarantee provides that it is limited to an amount that would not render the Guarantor thereunder insolvent. The Company believes that it and the Guarantor received equivalent value at the time the indebtedness was incurred under the Notes and the Guarantees. In addition, the Company believes that neither it nor the Guarantor was or will be insolvent or was or will be engaged in a business or transaction for which its remaining assets constitute unreasonably small capital and that neither it nor the Guarantor intended or will intend to incur debts beyond its ability to pay such debts as they mature. Since each of the components of the question of whether the Notes or a Guarantee is a fraudulent conveyance is inherently fact based and fact specific, there can be no assurance that a court passing on such questions would agree with the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in foreign currency exchange rates, as the Company entered into foreign forward exchange contracts effective for fiscal year 1999. The Company did not enter into these contracts for trading purposes. They were entered into to manage and reduce the impact of changes in foreign currency exchange rates although a portion of these contracts does not qualify for hedge accounting. Accordingly, the contracts were marked to market at the end of each accounting period. All contracts expired in December 1999 and as of January 1, 2000 there were no contracts in place. (See Note 12 to the Consolidated Financial Statements.)

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

NAME                 AGE   POSITION
-----------------   ----   -----------------------------------------------------
Ross B. George       67    Director and Chairman of the Board

Raymond J. Martino   45    President, Chief Executive Officer and Director

Roland Richard       58    Vice President - Sales and Marketing, Wood Products

James Palmer         58    Vice President - Sales and Marketing, Metal Products

Peter Hopper         49    Vice President - Product Development

Ron Owens            55    Senior Vice President - Manufacturing

Habib Y. Gorgi       43    Director

Gregory M. Barr      34    Director

     Ross George: Mr. George was President, Chief Operating Officer and member of the Board of Directors since 1988 and was made Chief Executive Officer in 1995. As of September 1999, Mr. George became Chairman of the Board.

     Raymond Martino: Mr. Martino has been Chief Executive Officer and President since September 1999 and is a member of the Board of Directors of Simonds. Mr. Martino formerly held the positions of President - Stanley Fastening Systems, President Stanley Door Systems and President of Stanley Home Decor, divisions of The Stanley Works.

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

     Gregory Barr: Mr. Barr has been a member of the Board of Directors since October 1999. Mr. Barr joined Fleet Equity Partners in 1994. Mr. Barr's previous work experience was at McKinsey and Company where he worked as a management consultant in a variety of Industries. Formerly, Mr. Barr worked at Goldman, Sachs & Company in the Investment Banking Division. He received a BA from Wesleyan University and an MBA from the Harvard Business School.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation earned in 1999 and 1998 by the Company's Chief Executive Officer and each of the four most highly compensated executive officers whose remuneration exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG
                                                                               TERM
                                                ANNUAL COMPENSATION         COMPENSATION
                                           ---------------------------  --------------------
                                                                        SECURITIES
                                                                          UNDER-      ALL
                                                                          LYING      OTHER
                                                                         OPTIONS    COMPEN-
                                    YEAR    SALARY     BONUS   OTHER(1)    SARs    SATION(2)
                                    ----    ------     -----   --------    ----    ---------
Ross George                         1999   $250,112        -    $29,979   671.13   $ 22,768
Chairman of the Board               1998   $272,580        -    $28,774   351.13   $753,256
Former CEO and President

Joseph Sylvia                       1999   $176,649        -    $28,742       -    $ 11,414
Former Executive Vice President     1998   $185,820        -    $30,026   222.45   $493,120
and CFO

Raymond Martino                     1999   $132,820        -    $ 7,949    4,450   $ 32,672
Chief Executive Officer, President

James Palmer                        1999   $140,233   $ 1,759   $13,045      275   $  9,897
Vice President - Sales, Metal       1998   $129,260   $ 1,759   $12,809       -    $347,834
Products

Roland Richard                      1999   $126,379   $13,853   $13,850      275   $ 10,273
Vice President - Sales &            1998   $121,518   $13,853   $12,809       -    $132,863
Marketing, Wood Products

Ronald Owens                        1999   $142,133        -    $ 4,829      275   $  8,225
Senior Vice President -             1998   $ 90,462        -    $10,811       -    $  2,609
Manufacturing

Peter Hopper                        1999   $ 94,367        -    $15,996      100   $  6,109
Vice President - Product            1998   $ 90,738   $40,088   $15,297       -    $182,355
Development

(1) Consists of amounts reimbursed during the year for the payment of taxes relating to company vehicles, tax preparation and club memberships.

(2) Consists of the Company's contributions to (1) the 401(k) Plan in 1998 ($5,000 each for all executives listed above except Mr. Martino, $0, and Mr. Owens, $0) and in 1999 (Messrs. George and Sylvia, $5000; Mr. Martino, $2,235, Mr. Palmer, $3,855; Mr. Richard, $4,207, Mr. Owens, $3,164, and Mr.
     Hopper, $2,831) and (2) the Profit Sharing Plan in 1998 ($4,800 each for all executives listed above except Mr. Martino, $0, Mr. Owens, $0, and Mr. Hopper, $3,925) and in 1999 (Messrs. George and Sylvia, $4,800; Mr. Martino, $3,110; Mr. Palmer, $4,260; Mr. Richard, $4,207, and Mr. Owens, $3,164, and Mr. Hopper, $2,831) and; (3) group insurance payments in 1998 (Mr. George, $23,583; Mr. Sylvia, $3,399, Mr. Palmer, $2,945, Mr. Richard, $3,084, Mr. Owens $2,609, and Mr. Hopper $811) and in 1999 (Mr. George, $12,968; Mr. Sylvia, $1,614; Mr. Martino, $425, Mr. Palmer, $1,782; Mr.
     Richard, $1,859, Mr. Owens, $1,897, and Mr. Hopper, $447) and (4) buyout of options in 1998 (Mr. George $719,873; Mr. Sylvia $479,921, Mr. Palmer $335,089; Mr. Richard $119,979, Mr. Owens, $0, and Mr. Hopper, $172,619)
     and (5) relocation expenses in 1999 (Mr. Martino, $26,902).

Options

     The following table sets forth certain information relating to option grants in the year ended January 1, 2000 to the individuals named in the Summary Compensation Table above.

                                                Option/SAR Grants in Last Fiscal Year
                                                          Individual Grants
                           ------------------------------------------------------------------------

                           Number of      % of Total
                           Securities     Options/SARs
                           Underlying      Granted to     Exercise or                    Grant Date
                          Options/SARs    Employees in     Base Price     Expiration      Present
         Name              granted (1)    Fiscal Year        ($/Sh)          Date        Value (4)
---------------------    --------------  --------------  -------------  --------------  ------------
Ross George (3)              320              4%           $467.32       12/31/2008      $ 97.50

Joseph Sylvia                 --             --                 --               --           --

Raymond Martino (2)        4,450             51%           $458.52        9/30/2009      $131.92

James Palmer (3)             275              3%           $467.32       12/31/2008      $ 97.50

Roland Richard (3)           275              3%           $467.32       12/31/2008      $ 97.50

Ron Owens (3)                275              3%           $467.32       12/31/2008      $ 97.50

Peter Hopper (3)             100              1%           $467.32       12/31/2008      $ 97.50

     (1) None of the options granted were options with tandem SARs and no free-standing SARs were granted.

     (2) These options were granted to Raymond Martino on October 1, 1999. The options vest as follows: 1,450 on February 29, 2000, and 1,000 each on February 28, 2001, 2002, and 2003.

     (3) These options were granted to the named executives on January 1, 1999. One third of the options vest on January 1 for each of the years 1999, 2000, and 2001.

     (4) Based on the Black-Scholes option pricing model. The use of this model should not be construed as an endorsement of its accuracy at valuing options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the actual value realized will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

                                     Raymond Martino     Others
                                     ---------------     ------
         Stock price                 $470.07             $467.32
         Exercise price              $458.52             $467.32
         Expected option term        5 years             5 years
         Stock price volatility      0                   0
         Dividend yield              0                   0
         Risk-free interest rate     6.09%               4.68%

     The following table sets forth certain information with respect to unexercised options to purchase the Company's Common Stock granted to the individuals named in the Summary Compensation Table above. No options were exercised in 1999 by such individuals.

                             FY - END OPTION VALUES

                    NO. OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-MONEY
                   UNEXERCISED OPTIONS AT FY-END                OPTIONS AT FY-END (1)
                 ----------------------------------       ----------------------------------
NAME             EXERCISABLE          UNEXERCISABLE       EXERCISABLE          UNEXERCISABLE
----             -----------          -------------       -----------          -------------
Ross George         564.46                 106.67          $8,997.54            $ 1,700.27

Joseph Sylvia         -                     -                  -                     -

Raymond Martino       -                  4,450.00              -                $70,933.00

James Palmer        183.33                  91.67          $1,309.00            $   654.50

Roland Richard      183.33                  91.67          $1,309.00            $   654.50

Ron Owens           183.33                  91.67          $1,309.00            $   654.50

Peter Hopper         66.67                  33.33          $  476.00            $   238.00


(1) Based on the difference between the fair market value of the securities underlying the options and the exercise or base price of the options at fiscal year-end.

Employment Contracts

     The Company has an employment agreement with the Chairman of the Board, which expires September 15, 2000, at which time the Chairman intends to retire. The Company also has employment agreements with key executive management. The agreement with the President/Chief Executive Officer provides for twelve months' severance on termination by the Company at any time without cause and termination by the employee upon at least thirty (30) days' prior written notice. No severance is provided if the Company terminates for cause or if the employee terminates for no good reason. The non-competition provisions apply during the term of the agreements and provide a two-year non-competition period beginning on the date of termination. In addition, the Company has employment agreements with all vice presidents, providing for at least twelve (12) months' written notice prior to termination by the Company without cause (thirty days with cause) and ninety (90) days' prior written notice by the employee. Annual salary reviews are done by the Board of Directors.

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

                                                  SHARES BENEFICIALLY OWNED (1)
                                                 --------------------------------
                                                 NUMBER OF SHARES      % OF CLASS
                                                 ----------------      ----------
Fleet Venture Resources, Inc. (2)                    22,073.18            31.0
Fleet Equity Partners VI, L.P. (2)                    9,459.93            13.3
Chisholm Partners III, L.P. (2)                       7,998.35            11.2
Kennedy Plaza Partners                                  460.25             *
The Private Market Fund, L.P.                         8,723.72            12.3
Ross George                                           6,348.69             8.9
Joseph Sylvia                                         4,039.08             5.7
Robert Deedrick                                         436.19             *
Roland Richard                                        1,090.46             1.5
James Palmer                                            381.66             *
Harry Rogers                                          1,090.46             1.5
Peter Hopper                                            163.57             *
F.A. DeVilling                                          218.09             *
Ron Owens                                                   --              --
Habib Gorgi                                          39,991.71            56.2
Gregory Barr                                         39,991.71            56.2

All directors and executive officers as a group,
  including the above named persons                  53,759.91            75.5

*Less than 1%

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security or the sole or shared power to dispose, or direct the disposition of, a security, and includes options and warrants exercisable within 60 days.

(2) Fleet Venture Resources, Inc. ("FVR"), Fleet Equity Partners VI, L.P. ("FEP"), Chisholm Partners III ("Chisholm") and Kennedy Plaza Partners ("Kennedy") are affiliated entities. As a result, they may be deemed to have shared voting and investment power of the shares held by each of the other entities. FVR and FEP are also affiliates of FleetBoston Financial Group, Inc. ("FBF"). As a result, FBF may be deemed to have shared voting and investment power of the shares held by such entities. Mr. Gorgi is President of FVR and of the corporate general partners of FEP and Chisholm, and a general partner of Kennedy. As a result, he may be deemed to have shared voting and investment power of the shares held by such entities. Mr. Barr is Vice President of FVR and of the corporate general partners of FEP and Chisholm, and a general partner of Kennedy. As a result, he may be deemed to have shared voting and investment power of the shares held by such entities. Messrs. Gorgi and Barr disclaim beneficial ownership for all shares held directly by these entities, except for the extent of their pecuniary interest therein.

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

     Management of the Company (i) received approximately $16.0 million of the Recapitalization Consideration, (ii) purchased approximately $0.3 million of the New Shares and (iii) retained approximately $6.4 million of the Retained Shares. Messrs. George, Sylvia, and Richard (or members of their respective families) received approximately $6.7 million, $3.1 million, and $1.2 million, respectively, of such Recapitalization Consideration. Mr. Palmer purchased approximately $0.2 million of such New Shares, and Messrs. George, Sylvia, and Richard retained approximately $3.8 million, $2.1 million, and $0.5 million, respectively, of such Retained Shares. In addition, Messrs. George and Sylvia were granted options to purchase 351.13 and 222.45 shares, respectively, of Common Stock at a price of $458.52 per share.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The consolidated balance sheets as of January 2, 1999 and January 1, 2000 and the related consolidated statements of operations, cash flows, shareholders' equity (deficit), and financial statement schedule for each of the three years in the period ended January 1, 2000 are filed as part of this report:

(1)  Financial Statements

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                          ASSETS                                      January 2,     January 1,
                                          ------                                         1999           2000
                                                                                      ---------      ---------
CURRENT ASSETS:
       Cash                                                                           $   9,298      $   8,383
       Accounts receivable, net of reserves of $992 and $993                             16,250         17,400
       Inventories (Note 3)                                                              27,226         26,650
       Other current assets                                                               3,208          3,162
       Refundable income taxes                                                            1,157          1,037
                                                                                      ---------      ---------
                  Total current assets                                                   57,139         56,632

PROPERTY, PLANT AND EQUIPMENT:
       Land                                                                               2,332          2,300
       Buildings and improvements                                                        12,118         10,684
       Machinery and equipment                                                           27,009         32,126
       Construction-in-progress                                                           1,296            314
                                                                                      ---------      ---------
                                                                                         42,755         45,424

       Less- Accumulated depreciation                                                     8,370         11,585
                                                                                      ---------      ---------
                  Net property, plant and equipment                                      34,385         33,839

OTHER ASSETS:
       Goodwill, net of accumulated amortization of $1,581 and $2,223                    21,765         22,308
       Deferred financing costs, net of accumulated amortization of $252 and $764         4,389          3,900
       Other, including buildings held for resale at January 1, 2000                        561          1,608
                                                                                      ---------      ---------
                  Total other assets                                                     26,715         27,816
                                                                                      ---------      ---------
                  Total assets                                                        $ 118,239      $ 118,287
                                                                                      =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
       Overdraft facilities                                                           $     149      $     190
       Revolving credit loans and notes payable                                           1,613            321
       Current portion of long-term debt                                                     35             14
       Accounts payable                                                                   6,783          6,871
       Accrued payroll and employee benefits                                              3,953          4,034
       Accrued interest                                                                   5,011          5,153
       Other accrued liabilities                                                          1,351          2,739
       Currently deferred income taxes                                                    2,448          2,028
                                                                                      ---------      ---------
             Total current liabilities                                                   21,343         21,350

LONG-TERM DEBT, net of current portion (Note 5)                                         102,362        102,523

DEFERRED INCOME TAXES                                                                     4,939          4,808

OTHER NONCURRENT LIABILITIES (Note 4)                                                     2,275          1,851

COMMITMENTS AND CONTINGENCIES (Note 6)                                                       --             --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value-
             Authorized - 200,000 shares
             Issued and outstanding - 76,333 and 76,289                                       1              1
       Capital in excess of par value                                                   (24,405)       (24,405)
       Retained earnings                                                                 12,696         14,130
       Additional minimum pension liability, net of $58 tax effect                           --           (135)
       Cumulative translation adjustment                                                   (907)        (1,715)
       Treasury stock, at cost                                                              (65)          (121)
                                                                                      ---------      ---------
                  Total shareholders' equity (deficit)                                  (12,680)       (12,245)
                                                                                      ---------      ---------
                  Total liabilities and shareholders' equity                          $ 118,239      $ 118,287
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

                                                         SIMONDS INDUSTRIES INC.
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (In Thousands)

                                                            Year Ended December
                                                   ---------------------------------------
                                                      1997          1998           1999
                                                    --------     ---------      ---------
                                                   (52 Weeks)    (53 Weeks)     (52 Weeks)
Net sales                                           $114,182     $ 126,296      $ 127,496
Cost of goods sold                                    78,798        86,750         88,392
                                                    --------     ---------      ---------

           Gross profit                               35,384        39,546         39,104

Selling, general and administrative expense           21,149        28,771         25,753
                                                    --------     ---------      ---------

           Operating income                           14,235        10,775         13,351

Other expenses:
  Interest expense, net                                4,963         7,900         10,948
  Other, net                                             520           554           (249)
                                                    --------     ---------      ---------

           Income before income taxes                  8,752         2,321          2,652

Provision for income taxes                             3,751           955          1,218
                                                    --------     ---------      ---------
           Income before
                extraordinary item                     5,001         1,366          1,434

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                        --          (529)            --
                                                    --------     ---------      ---------

           Net income                               $  5,001     $     837      $   1,434
                                                    ========     =========      =========

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

                                                                     SIMONDS INDUSTRIES INC.
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (In Thousands)

                                                                            YEAR ENDED
                                                              -----------------------------------
                                                              DECEMBER 27,   JANUARY 2,   JANUARY 1,
                                                                 1997          1999         2000
                                                              ===================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $  5,001      $    837      $ 1,434
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                              3,459         5,176        4,879
      Gain on asset sales                                          (16)          (48)         (17)
      Provision for deferred
         income taxes                                              258           249        1,061
      Changes in assets and liabilities, net
        of acquisitions:
        Accounts receivable                                       (927)        2,692       (1,150)
        Inventories                                              2,902          (952)       1,125
        Income tax refunds receivable                               40        (1,056)         120
        Other current and noncurrent assets                        602           326         (254)
        Accounts payable                                          (346)          355          (37)
        Accrued expenses                                         2,297         1,527          (94)
        Other non-current liabilities                             (224)            7         (559)
                                                              -----------------------------------

      Net cash provided by operating
        activities                                              13,046         9,113        6,508
                                                              -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                    107            72           53
   Purchases of equipment                                       (3,708)       (4,348)      (4,364)
   Acquisition of Pacific Hoe Company Assets                    (5,578)           --           --
   Acquisition of Armstrong Manufacturing
        net of cash acquired of $875                            (8,125)           --           --
   Acquisition of W. Notting Ltd.,
        net of cash acquired of $51                                 --        (5,471)          --
   Acquisition of Anderson Holesaw Assets                           --            --       (1,573)
                                                              -----------------------------------

      Net cash (used in) investing activities                  (17,304)       (9,747)      (5,884)
                                                              -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                       (539)         (100)          41
   Net (uses) proceeds under revolving credit                   (1,445)        3,789       (1,292)
   Proceeds from issuance of long-
      term debt-net of issuance costs                            7,700        98,063          161
   Principal payments of long-term debt                         (1,312)      (57,751)         (21)
   Issuance of common stock                                         33        18,833           --
   Stock redemption                                                 --       (53,791)          --
   Purchase of treasury stock                                       --           (65)         (56)
   Other                                                          (138)           --          (38)
                                                              -----------------------------------

     Net cash provided by (used in) financing activities         4,299         8,978       (1,205)
                                                              -----------------------------------

EFFECT OF EXCHANGE RATE ON CASH                                    (41)         (301)        (334)
                                                              -----------------------------------

NET INCREASE (DECREASE) IN CASH                                     --         8,043         (915)

CASH AT BEGINNING OF PERIOD                                      1,255         1,255        9,298
                                                              -----------------------------------

CASH AT END OF PERIOD                                         $  1,255      $  9,298      $ 8,383
                                                              ===================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                          SIMONDS INDUSTRIES INC.
                                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                 For the years ended December 27, 1997, January 2, 1999 and January 1, 2000
                                                                    (In thousands, except share amounts)

                                                                                  ACCUMULATED
                                                          CAPITAL                    OTHER                  TOTAL
                                   COMMON      COMMON    IN EXCESS     RETAINED  COMPREHENSIVE  TREASURY SHAREHOLDERS' COMPREHENSIVE
                                   SHARES      STOCK      OF PAR       EARNINGS      ITEMS       STOCK  EQUITY (DEFICIT)  INCOME
                                   ------      -----      ------       --------      -----       -----  ----------------  ------
Balance at December 27, 1996       148,037      $ 1      $ 10,520      $ 6,858     $  (181)     $   0      $ 17,198           --
   Exercise of stock options           334       --            33           --          --         --            33           --
   Net Income                           --       --            --        5,001          --         --         5,001      $ 5,001
   Foreign Currency
    Translation Adjustment              --       --            --           --        (617)        --          (617)        (617)

                                    ------      ---      --------      -------     -------      -----      --------      -------
Balance at December 27, 1997       148,371        1        10,553       11,859        (798)         0        21,615      $ 4,384
                                                                                                                         =======
   Issuance of Common Stock         41,073        1        18,832           --          --         --        18,833           --
   Net Income                           --       --            --          837          --         --           837      $   837
   Foreign Currency
    Translation Adjustment              --       --            --           --        (109)        --          (109)        (109)
   Stock Redemption               (112,777)      (1)      (53,790)          --          --         --       (53,791)          --
   Acquisition of Treasury            (334)      --            --           --          --        (65)          (65)          --

                                    ------      ---      --------      -------     -------      -----      --------      -------
Balance at January 2, 1999          76,333        1       (24,405)      12,696        (907)       (65)      (12,680)     $   728
                                                                                                                         =======
   Net Income                           --       --            --        1,434          --         --         1,434      $ 1,434
   Foreign Currency
   Translation Adjustment               --       --            --           --        (808)        --          (808)        (808)
   Additional minimum pension
   Liability, net of $58 tax
    effects                             --       --            --           --        (135)        --          (135)        (135)
   Acquisition of Treasury             (44)      --            --           --          --        (56)          (56)          --

                                    ------      ---      --------      -------     -------      -----      --------      -------
Balance at January 1, 2000          76,289      $ 1      $(24,405)     $14,130     $(1,850)     $(121)     $(12,245)     $   491
                                    ======      ===      ========      =======     =======      =====      ========      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective June 11, 1998, SI Holding Corporation changed its name to Simonds Industries Inc., and merged with its wholly owned operating subsidiary, Simonds Industries Inc. (Simonds or the Company), a Delaware corporation which manufactures and is a worldwide distributor of industrial cutting tools. The primary products manufactured by Simonds include metal band and wood saws, industrial knives and rules, files and band saw equipment. Simonds' principal manufacturing operations are located in Fitchburg, Massachusetts; Newcomerstown, Ohio; Big Rapids, Michigan; Corona and Santa Fe Springs, California; Portland and Springfield, Oregon and Spangenberg, Germany. Simonds also has sales subsidiaries in the United Kingdom, Canada, and Spain.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Simonds Industries Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year's presentation.

     (b)  Disclosures About Fair Value of Financial Instruments

          The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short-term nature. At January 1, 2000, the fair value of long-term indebtedness was approximately $20,000,000 lower than the amount on the Company's consolidated balance sheet based on market quotations. (See Note 5.)

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

     (d)  Fiscal Year

          The Company's fiscal year ends on the Saturday closest to December 31. As a result, the years ended December 27, 1997, January 2, 1999 and January 1, 2000 include 52, 53, and 52 weeks, respectively.

     (e)  Inventories

          Approximately 55% and 57% of inventories January 2, 1999 and January 1, 2000, respectively, are valued at the lower of cost (last-in, first-out (LIFO) method) or market. All other inventories are valued at the lower of cost (first-in, first-out (FIFO) method) or market. Inventory costs include labor and manufacturing overhead. Obsolete, damaged and excess inventories are carried at net realizable value, with consideration given to obsolescence risks for excess stock. Writedowns are charged to expense in the period in which the conditions giving rise to writedowns are first recognized. The Company did not incur material writedowns in any of the periods presented in the accompanying consolidated financial statements

     (f)  Property, Plant and Equipment

          Depreciation is computed using the straight-line method based on the following estimated useful lives:

                                                ESTIMATED USEFUL LIVES

          Buildings and improvements                 20-40 years
          Machinery and equipment                    3-12 years
          Furniture and fixtures                       8 years

          Maintenance and repairs are expensed as incurred. Depreciation expense was approximately $2,400,000, $3,100,000 and $3,500,000 for the years ended December 27, 1997, January 2, 1999, and January 1, 2000, respectively.

     (g)  Goodwill

          Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years. Amortization charged to operations amounted to $489,000, $561,000 and $636,000 for years ended December 27, 1997, January 2, 1999, and January 1, 2000, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at January 1, 2000.

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

          Foreign currency transaction losses (gains) included in the determination of results for the periods ended December 27, 1997, January 2, 1999, and January 1, 2000 were approximately $537,000, $682,000, and ($197,000), respectively.

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

     (k)  Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1998 (and, at the Company's election, before January 1, 1999). The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

          The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition In Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance. The guidance is effective for the first quarter of fiscal 2000 and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of change in accounting principle" as of January 2, 2000.

(2)  ACQUISITIONS AND RECAPITALIZATION

     Acquisitions

     On January 27, 1997, the Company purchased certain assets, mainly inventory and equipment, for $5,578,000 from Pacific Hoe. Purchase price in excess of fair value of assets acquired, $3,831,000, is being amortized on a straight-line basis over 40 years.

     On August 1, 1997, the Company acquired 100% of the outstanding stock of Armstrong Manufacturing Company ("Armstrong,"), for $9,000,000, which includes cash acquired of $875,000. The acquisition has been accounted for as a purchase, with the purchase price in excess of the fair value of net assets acquired, $3,601,000, being amortized on a straight-line basis over 40 years. Results of operations of Armstrong are included in the accompanying consolidated financial statements subsequent to August 1, 1997.

     On May 8, 1998, the Company acquired 100% of the outstanding stock of W. Notting Limited ("Notting") for approximately $6,718,000, of which $5,471,000 was paid in cash with additional financing from the Company's revolving credit facility; the balance was in the form of a term Promissory Note to the sellers bearing interest at 8.5% and was repaid April 30, 1999. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. In accordance with EITF 95-3, the purchase price allocation reflects accruals of approximately $500,000 for lease contracts on facilities that are being closed; $300,000 for severance pay accruals for 24 employees to be terminated; and $300,000 for other reorganization expenses. At January 1, 2000, the remaining accruals were $325,000 for lease contracts on facilities; $280,000 for severance pay; and $125,000 for other reorganization expenses. As of January 1, 2000, 6 employees of the 24 had been terminated. The remaining 18 were terminated by February 29, 2000. Additionally, approximately $1,000,000 in property, plant and equipment was reclassified to other assets for buildings held for resale. Buildings are stated at fair market value. Goodwill totaled $2,857,000 on this acquisition and is being amortized on a straight-line basis over 40 years. The consolidated financial statements include the results of operations of Notting subsequent to the date of acquisition.

     On October 19, 1999, the Company purchased certain assets, mainly inventory, machinery, equipment, technical drawings and information, customer lists and all other assets used by Anderson Products Division of Wilton Corporation for $1,573,000. Purchase price in excess of fair value of assets acquired, $700,000, is being amortized on a straight-line basis over 40 years.

     Recapitalization

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

     Pursuant to the Recapitalization (i) the Company repurchased certain of its outstanding equity securities for an aggregate purchase price of $58.3 million (or $458.52 per share of Common Stock and equivalents), (ii) the Company issued new shares of voting and non-voting Common Stock to certain existing stockholders and new investors with aggregate proceeds to the Company of $18.8 million (or $458.52 per share), (iii) the Company issued certain warrants and options to certain existing stockholders and new investors, and (iv) certain of the Company's existing stockholders retained voting Common Stock with an aggregate value (based on per share value of $458.52) of approximately $16.2 million.

(3)  INVENTORIES

     Inventories at January 2, 1999 and January 2, 2000 were as follows (in thousands):

                                                     1998        1999
                  Raw materials                    $ 5,323     $ 4,967
                  Work-in-process                    7,341       6,429
                  Finished goods                    14,562      15,254
                                                   -------     -------

                             Total inventories     $27,226     $26,650
                                                   =======     =======

     U.S. inventories of $15,153,000 and $15,296,000 at January 2, 1999 and January 1, 2000, respectively, were valued using the LIFO method. The replacement cost of these inventories was higher by approximately $527,000 and $344,000 in 1998 and 1999, respectively.

(4)  RETIREMENT PLANS

     The Company has a combined defined-contribution profit sharing and 401(k) retirement plan covering all domestic salaried and certain hourly employees. Contributions to the profit sharing plan are determined by the Board of Directors. The cost of this plan was approximately $399,000, $518,000 and $538,000 for the fiscal years ended December 27, 1997, January 2, 1999, and January 1, 2000, respectively. In the 401(k) portion of the plan, the Company matches at a rate of 50% on the first 6% of an employee's salary contribution. Company 401(k) matching contributions amounted to approximately $302,000, $400,000 and $409,000 for the fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000, respectively.

     Notting also has a defined contribution 401(k) retirement plan in effect during 1998 and 1999. In this Plan the Company matches 100% for the first 4% of an employee's salary contribution. The Company's 401(k) matching contributions amounted to approximately $20,000 and $26,000, for the years ended January 2, 1999 and January 1, 2000, respectively.

     Certain of the Company's hourly employees participate in a union-sponsored, multiemployer defined-contribution retirement plan. The cost of this plan was approximately $392,000, $418,000 and $400,000 for the fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000, respectively. Contributions are based on wages earned and are paid monthly to the pension administrator.

     All other domestic hourly employees are covered by a defined-contribution plan. Contributions are based on a union contract as a percentage of wages earned and are paid annually. The cost of this plan was approximately $151,000, $154,000 and $140,000 for the fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000, respectively.

     In connection with the acquisition of Armstrong, the Company acquired a defined benefit plan to cover all employees of Armstrong. The defined benefit plan was frozen as of December 27, 1997. The fair value of plan assets exceeded the projected benefit obligation for services rendered as of December 27, 1997. The plan was terminated effective April 30, 1998. On January 28, 1999 the plan received a favorable determination from the Internal Revenue Service (IRS) and Pension Benefit Guarantee Corporation
     (PBGC). All Participants of this plan were eligible to participate in the Company's 401(k) retirement plan, effective January 1, 1998 based on eligibility, as defined.

     In addition to the defined benefit plan, employees of Armstrong are also covered under a profit sharing plan. The plan merged with the Company's 401(k) retirement plan effective January 1, 1998. Contributions to the Armstrong profit sharing plan are determined by the Board of Directors. The cost of this plan was approximately $260,000 in 1997.

     Certain foreign employees are covered under defined-contribution plans. Total costs for these plans amounted to approximately $148,000, $120,000 and $106,000, for the fiscal years December 27, 1997, January 2, 1999 and January 1, 2000, respectively.

     Certain employees of one of Simonds' subsidiaries, Wespa Metallsagenfabrik Simonds Industries Gmbh ("Wespa"), are covered by an unfunded pension plan. In addition, certain employees of Notting are also covered by a defined benefit plan.

     The amount of accrued pension liability is included in the accompanying consolidated balance sheets in accrued payroll and employee benefits and other noncurrent liabilities. The following table sets forth the funded status and the amount recognized for the defined benefit plans of the foreign subsidiaries Wespa and Notting, which was acquired May 5, 1998, in the Company's accompanying consolidated balance sheets at January 2, 1999, and January 1, 2000:

                                                       1998             1999
                                                   -----------      -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year            $ 1,356,705      $ 4,009,328
Obligations from an acquisition                      1,823,976               --
Service Cost                                            70,564          120,822
Interest Cost                                          166,124          205,621
Actuarial loss                                         582,450         (236,640)
Effect of the change in foreign currency
     exchange rates                                     87,452         (173,875)
Benefits paid                                          (77,943)        (515,150)
                                                   -----------      -----------
Benefit obligation at end of year                    4,009,328        3,410,106
                                                   -----------      -----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year              --        1,910,250
Plan Assets from an acquisition                      1,827,760               --
Actual return on plan assets                            55,275          139,536
Plan participants' contribution                         10,725           16,780
Effect of the change in foreign currency
     exchange rates                                     16,490          (50,449)
Benefits Paid                                               --         (434,738)
                                                   -----------      -----------
Fair value of plan assets at end of year             1,910,250        1,581,379
                                                   -----------      -----------

Funded Status                                        2,099,078        1,828,727
Unrecognized net actuarial gain (loss)                (395,196)        (243,036)
                                                   -----------      -----------
Accrued benefit cost                               $ 1,703,882      $ 1,585,691
                                                   ===========      ===========

     Amounts recognized in the accompanying balance sheets consists of:

                                                 1998           1999
                                              ----------     ----------
     Accrued benefit cost                     $1,703,882     $1,585,691
     Additional minimum pension liability             --        193,000
                                              ----------     ----------

     Accrued benefits liability               $1,703,882     $1,778,691
                                              ==========     ==========


     The following table breaks out the components of net pension expense for the years ending December 27, 1997, January 2, 1999, and January 1, 2000:

                                             1997           1998           1999
                                          ---------      ---------      ---------
     Service Cost                         $  17,953      $  70,564      $ 103,109
     Interest Cost                           87,755        166,124        113,832
     Expected return on plan assets              --        (84,810)      (138,863)
     Recognized Actuarial gain (loss)            --         (4,756)        31,918
     Members contributions                   (3,699)       (10,725)       (16,780)
                                          ---------      ---------      ---------
     Net periodic benefit cost            $ 102,009      $ 136,397      $ 202,718
                                          =========      =========      =========

     The primary assumptions used in determining related obligations of the plans are shown below:

                                             1997     1998         1999
                                            ------  --------     --------
     WEIGHTED-AVERAGE ASSUMPTIONS
     Discount rate                           6.5%   5.0-6.5%     5.5-6.5%
     Expected return on plan assets           --      6.5%         6.5%
     Rate of compensation increase           6.5%   4.0-6.5%     4.5-6.5%

(5)  DEBT

Debt consists of the following at January 2, 1999 and January 1, 2000 (in thousands):

                                                                                  January 2,   January 1,
                                                                                     1999         2000
                                                                                   --------     --------
Line of credit facility for German Subsidiary with First Union National Bank       $  2,362     $  2,523
up to approximately $2,832, interest payable quarterly at EURIBOR (3.18% at
January 1, 2000) plus 1.25% terminating on October 1, 2003, payable in
Deutschmarks

Line of credit facilities for Notting with Banco Sabadell and Banco Popular              62          135
of Spain, bearing interest at 5.07% and 5.75% and terminating on April 1, 2001 and May 17, 2000, respectively, payable in Spanish Pesetas

Two term loans payable by Notting to National Westminster Bank on June 30,              390          200
2000 and September 30, 2000, bearing interest at 8.75% and 9.5%, payable in
British Pounds

Notes payable to Notting shareholders, issued May 8, 1998, interest payable           1,196            0
semi-annually at 8.5%, matured April 30, 1999, secured by a guarantee of the
Company, paid in British Pounds

Senior Subordinated Notes issued July 8, 1998, and maturing July 1, 2008,           100,000      100,000
interest payable semi-annually at 10.25%

                                                                                   --------     --------
                                                                                    104,010      102,858
Less-current maturities                                                               1,648          335
                                                                                   --------     --------
                                                                                   $102,362     $102,523
                                                                                   ========     ========

     In July 1998, the Company issued $100,000,000 of Senior Subordinated Notes. The Notes are due in 2008, but may be redeemed on or after July 1, 2003 at specified premium prices. Proceeds from the Notes were primarily used for the repayment of approximately $53.1 million of indebtedness, the acquisition of treasury stock, and the buyout of all outstanding stock options and warrants.

     The repayment of the indebtedness resulted in an extraordinary charge of approximately $500,000, net of tax benefit, recorded in July 1998 to write off unamortized debt discount and deferred financing costs.

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

     The Company concurrently entered into a new Senior Credit Facility with a commercial lender that provides $30,000,000 availability, undrawn as of January 1, 2000. Borrowings under the Senior Credit Facility are available for permitted acquisitions and working capital, including letters of credit.

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

     As part of the Senior Credit Facility the Company is required to comply with certain covenants. At January 1, 2000 the Company was required to maintain a fixed charge coverage ratio of greater or equal to 1.0 to 1.0, a net leverage ratio less than or equal to 5.5 to 1.0, and an interest coverage ratio of greater than or equal to 1.65 to 1.0. At January 1, 2000 the Company was in compliance with all covenants.

     The following is a summary of maturities of all of the Company's debt obligations due after January 1, 2000 (in thousands):

                  FISCAL YEAR                        AMOUNT
                  2000                             $     335
                  2001                                     -
                  2002                                     -
                  2003                                 2,523
                  2004                                     -
                  Thereafter                         100,000
                                                   ---------
                                                   $ 102,858
                                                   =========

(6)  COMMITMENTS AND CONTINGENCIES

     (a)  Commitments under Operating Leases

          Certain of the Company's operations are conducted from facilities rented under operating leases that expire over the next 10 years. The Company also has operating leases covering certain office equipment. Substantially all leases provide for the Company to pay operating expenses in addition to basic rent. Rent expense was approximately $710,000, $916,000 and $1,016,000 for the fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000, respectively.

          Future minimum annual rentals on non-cancelable leases in effect at January 1, 2000, which have initial or remaining terms of more than one year, are as follows:

        FISCAL YEAR                     AMOUNT
        2000                         $   570,000
        2001                             483,000
        2002                             426,000
        2003                             315,000
        2004                             296,000
        Thereafter                       506,000
                                     -----------
                                     $ 2,596,000
                                     ===========

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

          In 1992, the Company's property in Ashburnham, Massachusetts, was identified as having groundwater contamination. The Company has been indemnified from such liability by prior owners. In 1999, $2.0 million was disbursed from escrow for remediation of contamination; $1.0 million was spent and there is $1.0 million recorded in other current liabilities for existing remediation contracts entered into in 1999. Management believes the remaining $0.7 million held in escrow will be sufficient to cover the remaining environmental liabilities, although there can be no assurance that such amounts will be sufficient.

     (c)  Employment Contracts

               The Company has an employment agreement with the Chairman of the Board, which expires September 15, 2000, at which time the Chairman intends to retire. The Company also has employment agreements with key executive management. The agreements with the President/Chief Executive Officer and the future Chief Financial Officer provide for twelve months' severance on termination by the Company at any time without cause and termination by the employee upon at least thirty
          (30) days' prior written notice. No severance is provided if the Company terminates for cause or if the employee terminates voluntarily. In addition, the Company has employment agreements with all vice presidents, providing for at least twelve months' written notice prior to termination by the Company without cause (thirty days with cause) and ninety (90) days' prior written notice by the employee.

(7)  INCOME TAXES

     Components of income before income taxes are as follows (in thousands):

                                YEAR         YEAR         YEAR
                                ENDED        ENDED        ENDED
                             DECEMBER 27,  JANUARY 2,   JANUARY 1,
                                1997         1999         2000
          Domestic             $6,441       $  852       $  566
          Foreign               2,311        1,469        2,086
                               ------       ------       ------
                     Total     $8,752       $2,321      $2,652
                               ======       ======       ======

     The provision for income taxes consists of the following components for the periods ended (in thousands):

                                                  YEAR ENDED
                                                DECEMBER 27, 1997
                                           -------------------------
                                           CURRENT  DEFERRED   TOTAL
           Domestic-
              Federal                     $ 2,153    $ 57    $ 2,210
              State                           487      18        505

           Foreign                            853     183      1,036
                                          -------   -----    -------

                      Total               $ 3,493    $ 258   $ 3,751
                                          =======    =====   =======

                                         YEAR ENDED
                                       JANUARY 2, 1999
                                       ---------------
                                CURRENT    DEFERRED      TOTAL

 Domestic-
    Federal                     $   154    $    186    $    340
    State                            80          14          94
 Foreign                            472          49         521
                                -------    --------    --------
            Total               $   706    $    249    $    955
                                =======    ========    ========



                                         YEAR ENDED
                                       JANUARY 1, 2000
                                       ---------------
                                 CURRENT    DEFERRED      TOTAL


 Domestic-
    Federal                     $   (345)   $    677    $    332
    State                           (141)        220          79
 Foreign                             643         164         807
                                --------    --------    --------
            Total               $    157    $  1,061    $  1,218
                                ========    ========    ========



     An income tax rate reconciliation of the difference between actual and statutory effective tax rates is as follows (in thousands):


                                     YEAR             YEAR             YEAR
                                    ENDED            ENDED            ENDED
                                 DECEMBER 27,     DECEMBER 27,     DECEMBER 27,
                                     1997            1999              2000

Provision for income taxes at
 the federal statutory rate      $      2,976     $        789     $        902

State taxes, net of federal
 tax effect                               552               62               52

Goodwill amortization not
 deductible or tax purposes               166              141              174

Foreign taxes                              89                6               56

Other, net                                (32)             (43)              34
                                 ------------      -----------     ------------
Recorded provision               $      3,751      $       955     $      1,218
                                 ============      ===========     ============

     Deferred taxes are recorded based on the differences between the financial statement and tax bases of assets and liabilities. The tax effect of the temporary differences that give rise to a significant portion of deferred tax liabilities is as follows at January 2, 1999 and January 1, 2000 (in thousands):

                                                   1998                1999
Tax assets-
   Reserves and accruals not yet
     deductible for tax purposes                 $(1,541)             $ (890)
                                                 -------              ------
Tax liabilities-
   Property-basis differences                      4,958               4,802
   Inventory-basis differences                     2,744               2,143
   Other current assets-basis differences            865                 907
   Other                                             361                (126)
                                                 -------              ------
           Total tax liabilities                   8,928               7,726
                                                 -------              ------
           Net tax liabilities                   $ 7,387              $6,836
                                                 =======              ======

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

        In July 1998, the Company adopted the Amended and Restated 1998 Stock Incentive Plan pursuant to which key employees (including officers who are also directors of the Company) will be eligible for discretionary awards of stock options at the discretion of the Board of Directors. The terms and prices of options will be at the discretion of the Board. Key officers were granted options in July 1998 to purchase 573.58 shares of Common Stock at a price of $458.52 per share. The options to purchase
        222.45 of these shares were cancelled in 1999. Additional options were granted under this Plan in 1999 to purchase 8,735 shares.

Stock option activity for the period December 28, 1996 through January 1, 2000 is summarized below:


                                    TOTAL SHARES          WEIGHTED         WEIGHTED
                                                           AVERAGE       AVERAGE FAIR
                                                          EXERCISE         VALUE OF
                                                            PRICE          OPTIONS
                                                                           GRANTED
Outstanding, December 28, 1996         37,104.19          $332.08
   Granted                                500.00           113.28         $ 59.06
   Canceled                              (366.00)          100.00
   Exercised                             (334.00)          100.00
                                      ----------          -------

Outstanding, December 27, 1997         36,904.19          $333.52
   Canceled                              (200.00)          100.00
   Purchased                          (36,704.19)          334.79
   Granted                                573.58           458.52         $109.37
                                      ----------          -------

Outstanding, January 2, 1999              573.58          $458.52
   Granted                              8,735.00           462.84         $97.50-$131.92
   Canceled                              (497.45)          463.38
                                      ----------          -------

Outstanding, January 1, 2000            8,811.13          $462.53
                                      ==========          =======

Options exercisable                     3,024.45          $466.30
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

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used:

                                   1997          1998         1999
                                   -------------------------------------
Risk-free interest rate            6.62%         5.45%        4.68-6.09%
Expected life                      10 years      5 years      5 years
Expected volatility                0%            0%           0%
Expected dividend yield            0%            0%           0%

     In addition, in July 1998 the Company issued warrants to certain non-employee shareholders to purchase an aggregate of 4,377.81 shares of common stock at a price of $458.52 per share. Warrants for 2,180.93 shares were exercisable immediately. Warrants for 2,196.88 shares are exercisable only if the Company is either sold or closes an initial public offering of its common stock, and the warrant holders do not receive certain minimum returns on their investment in the Company's common stock.

(9)  SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash payments for interest and income taxes and certain noncash transactions were as follows for the following periods (in thousands):


                                         YEAR           YEAR           YEAR
                                        ENDED          ENDED          ENDED
                                     DECEMBER 27,    JANUARY 2,     JANUARY 1,
                                         1997           1999           2000
                                     ------------    ----------     ----------

Interest paid                           $4,429         $3,393         $10,456

Income taxes paid                        2,733          2,499             890

Liabilities assumed in acquisitions      7,879          5,273              --


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

No single customer accounts for 10% or more of consolidated net sales. Foreign net sales are attributed based on the location of the Company's subsidiary responsible for the sale. The following information by geographic area is presented for 1997, 1998 and 1999.

        For the year ended December 27, 1997 (in thousands):


                                            Transfers      Income
                           Net Sales to      between       Before
                           Unaffiliated     Geographic     Income     Long-Lived
                            Customers         Areas        Taxes        Assets
                           ------------     ----------     -------    ----------
Geographic areas:
   Domestic Operations      $  75,903       $ 13,954       $11,538      $24,680
   Canadian Operations         17,172             74         1,151          624
   German Operations           13,831            474         1,155        4,037
   UK Operations                7,276             83           391          315
                            ---------       --------       -------      -------
                              114,182         14,585        14,235       29,656
   Unallocated                     --        (14,585)         (544)          --
   Interest Expense                --             --        (4,963)          --
   Interest Income                 --             --            24           --
                            ---------       --------       -------      -------
Consolidated Totals         $ 114,182       $     --       $ 8,752      $29,656
                            =========       ========       =======      =======

   For the year ended January 2, 1999 (in thousands):


                                            Transfers      Income
                           Net Sales to      between       Before
                           Unaffiliated     Geographic     Income     Long-Lived
                            Customers         Areas        Taxes        Assets
                           ------------     ----------     -------    ----------
Geographic areas:
   Domestic Operations      $  85,089       $ 14,858       $ 9,324      $27,435
   Canadian Operations         16,038            325           304          629
   German Operations           14,789            320           763        3,960
   UK & Spanish Operations     10,380            640           384        2,361
                            ---------       --------       -------      -------
                              126,296         16,143        10,775       34,385
   Unallocated                     --        (16,143)         (554)          --
   Interest Expense                --             --        (8,039)          --
   Interest Income                 --             --           139           --
                            ---------       --------       -------      -------
Consolidated Totals         $ 126,296       $     --       $ 2,321      $34,385
                            =========       ========       =======      =======

   For the year ended January 1, 2000 (in thousands):



                                            Transfers      Income
                           Net Sales to      between       Before
                           Unaffiliated     Geographic     Income     Long-Lived
                            Customers         Areas        Taxes        Assets
                           ------------     ----------     -------    ----------
Geographic areas:
   Domestic Operations      $  86,242       $ 12,898       $11,720      $28,698
   Canadian Operations         16,891            163           496          661
   German Operations           13,316            312           524        3,240
   UK & Spanish Operations     11,047            986           611        1,240
                            ---------       --------       -------      -------
                              127,496         14,359        13,351       33,839
   Unallocated                     --        (14,359)          249           --
   Interest Expense                --             --       (11,103)          --
   Interest Income                 --             --           155           --
                            ---------       --------       -------      -------
Consolidated Totals         $ 127,496       $     --       $ 2,652      $33,839
                            =========       ========       =======      =======

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


                             SIMONDS INDUSTRIES INC.
                          CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                                                    AS OF JANUARY 2, 1999
                                                            -----------------------------------------------------------------------
                                                               PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                            ---------       ----------   ------------------------------------------
          ASSETS
CURRENTS ASSETS:
    Cash ...............................................    $   8,602       $     209       $    487             --     $   9,298
    Accounts receivable ................................        7,705             714          7,831             --        16,250
    Intercompany accounts receivable ...................        2,015             626            383         (3,024)           --
    Inventories:
       Raw materials ...................................        2,930             372          2,021             --         5,323
       Work in progress ................................        5,614             289          1,438             --         7,341
       Finished goods ..................................        5,316             758          8,835           (347)       14,562
    Other current assets ...............................        3,464              78            823             --         4,365
                                                            ---------       ---------       --------       --------     ---------
          Total current assets .........................       35,646           3,046         21,818         (3,371)       57,139
                                                            ---------       ---------       --------       --------     ---------
Net property, plant and equipment ......................       23,896           2,527          7,962             --        34,385
OTHER ASSETS:
    Investment in subsidiaries .........................       40,817           7,555             --        (48,372)           --
    Intercompany loan receivable .......................           --          23,163             --        (23,163)           --
    Other assets .......................................       19,903           4,108          2,704             --        26,715
                                                            ---------       ---------       --------       --------     ---------
          Total assets .................................    $ 120,262       $  40,399       $ 32,484       $(74,906)    $ 118,239
                                                            =========       =========       ========       ========     =========
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES ....................................    $  14,301       $     464       $  9,600       $ (3,022)    $  21,343
LONGTERM DEBT, net of current
    portion.............................................      100,000              --          2,362             --       102,362
INTERDIVISION LONG-TERM
    DEBT................................................       15,145              --          8,018        (23,163)           --
OTHER NONCURRENT
    LIABILITIES ........................................        3,496             638          3,080             --         7,214
SHAREHOLDERS' EQUITY (DEFICIT) .........................      (12,680)         39,297          9,424        (48,721)      (12,680)
                                                            ---------       ---------       --------       --------     ---------
    Total liabilities and shareholders'
       equity (deficit) ................................    $ 120,262       $  40,399       $ 32,484       $(74,906)    $ 118,239
                                                            =========       =========       ========       ========     =========

                             SIMONDS INDUSTRIES INC.
                          CONSOLIDATING BALANCE SHEET
                                 (In Thousands)


                                                                                    AS OF JANUARY 1, 2000
                                                            -----------------------------------------------------------------------
                                                              PARENT        GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                            ---------       ----------   --------------  ------------  ------------
         ASSETS
CURRENT ASSETS:
    Cash ...............................................    $   7,159       $    340       $     884             --     $   8,383
    Accounts receivable ................................        8,245          1,228           7,927             --        17,400
    Intercompany accounts receivable ...................        1,563          1,271           1,215         (4,049)           --
    Inventories:
       Raw materials ...................................        2,999            183           1,785             --         4,967
       Work in progress ................................        5,300            259             870             --         6,429
       Finished goods ..................................        5,926            629           8,984           (285)       15,254
    Other current assets ...............................        3,524             79             596             --         4,199
                                                            ---------       --------        --------       --------     ---------
          Total current assets .........................       34,716          3,989          22,261         (4,334)       56,632
                                                            ---------       --------        --------       --------     ---------
Net property, plant and equipment ......................       24,515          3,035           6,289             --        33,839
OTHER ASSETS:
    Investment in subsidiaries .........................       43,638          5,939              --        (49,577)           --
    Intercompany loan receivable .......................           --         25,420              --        (25,420)           --
    Other assets .......................................       19,288          3,843           4,685             --        27,816
                                                            ---------       --------       ---------       --------     ---------
          Total assets .................................    $ 122,157       $ 42,226       $  33,235       $(79,331)    $ 118,287
                                                            =========       ========       =========       ========     =========
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES ....................................    $  15,275       $  1,075       $   8,922       $ (3,922)    $  21,350
LONGTERM DEBT, net of current
    portion ............................................      100,000             --           2,523             --       102,523
INTERDIVISION LONGTERM
    DEBT ...............................................       15,145             --          10,275        (25,420)           --
OTHER NONCURRENT
    LIABILITIES ........................................        3,982            638           2,039             --         6,659
SHAREHOLDERS' EQUITY (DEFICIT) .........................      (12,245)        40,513           9,476        (49,989)      (12,245)
                                                            ---------       --------       ---------       --------     ---------
    Total liabilities and shareholders'
       equity ..........................................    $ 122,157       $ 42,226       $  33,235       $(79,331)    $ 118,287
                                                            =========       ========       =========       ========     =========


                                                                                    SIMONDS INDUSTRIES INC.
                                                                             CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                                         (In Thousands)

                                                                            TWELVE MONTHS ENDED DECEMBER 27, 1997
                                                             --------------------------------------------------------------------
                                                              PARENT      GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                             --------     ----------   --------------  ------------  ------------

Net sales                                                    $ 86,060        $ 3,797         $38,910       $(14,585)     $114,182
Cost of goods sold                                             60,635          2,401          30,298        (14,536)       78,798
                                                             --------        -------         -------       --------      --------
           Gross profit                                        25,425          1,396           8,612            (49)       35,384

Selling, general and administrative expense                    14,329            938           5,882             --        21,149
                                                             --------        -------         -------       --------      --------
           Operating income                                    11,096            458           2,730            (49)       14,235

Other expenses (income):
  Interest expense                                              6,140            205             739         (2,121)        4,963
  Interest income                                                  --         (1,826)           (295)         2,121            --
  Other, net                                                      362            139              19             --           520
  Equity in earnings of subsidiaries                           (2,402)        (1,231)             --          3,633            --
                                                             --------        -------         -------       --------      --------
           Income before income taxes                           6,996          3,171           2,267         (3,682)        8,752

Provision for income taxes                                      1,995            720           1,036             --         3,751
                                                             --------        -------         -------       --------      --------
           Net income                                        $  5,001        $ 2,451         $ 1,231       $ (3,682)     $  5,001
                                                             ========        =======         =======       ========      ========

                                                                        SIMONDS INDUSTRIES INC.
                                                                 CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                             (In Thousands)

                                                                     TWELVE MONTHS ENDED JANUARY 2, 1999
                                                     ---------------------------------------------------------------------
                                                      PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                     --------      ----------   --------------  ------------  ------------

Net sales                                            $ 88,388       $ 9,532       $ 43,662       $(15,286)      $ 126,296
Cost of goods sold                                     61,223         6,361         34,410        (15,244)         86,750
                                                     --------       -------       --------       --------       ---------
           Gross profit                                27,165         3,171          9,252            (42)         39,546

Selling, general and administrative expense            18,667         2,504          7,600             --          28,771
                                                     --------       -------       --------       --------       ---------
           Operating income                             8,498           667          1,652            (42)         10,775

Other expenses (income):
  Interest expense                                      9,184           470          1,084         (2,699)          8,039
  Interest income                                        (120)       (2,426)          (292)         2,699            (139)
  Other, net                                              636           126           (208)            --             554
  Equity in earnings of subsidiaries                   (2,176)         (657)            --          2,833              --
                                                     --------       -------       --------       --------       ---------
           Income before income taxes                     974         3,154          1,068         (2,875)          2,321

Provision (benefit) for income taxes                     (392)          936            411             --             955
                                                     --------       -------       --------       --------       ---------
           Income before
                extraordinary item                      1,366         2,218            657         (2,875)          1,366

Extraordinary item-
   Write-off of deferred financing cost related
   to refinanced indebtedness, net of tax
   benefit of $374                                       (529)           --             --             --            (529)
                                                     --------       -------       --------       --------       ---------
           Net income                                $    837       $ 2,218       $    657       $ (2,875)      $     837
                                                     ========       =======       ========       ========       =========



                                                                           SIMONDS INDUSTRIES INC.
                                                                    CONSOLIDATING STATEMENTS OF OPERATIONS
                                                                                (In Thousands)

                                                                        TWELVE MONTHS ENDED JANUARY 1, 2000
                                                    ----------------------------------------------------------------------
                                                     PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                    --------      ----------   --------------  ------------  -------------

Net sales                                            $ 84,930      $ 10,746       $ 44,965       $(13,145)      $ 127,496
Cost of goods sold                                     60,209         6,834         34,555        (13,206)         88,392
                                                     --------      --------       --------       --------       ---------
           Gross profit                                24,721         3,912         10,410             61          39,104

Selling, general and administrative expense            15,123         2,686          7,944             --          25,753
                                                     --------      --------       --------       --------       ---------
           Operating income                             9,598         1,226          2,466             61          13,351

Other expenses (income):
  Interest expense                                     12,271           432          1,349         (2,949)         11,103
  Interest income                                        (139)       (2,695)          (270)         2,949            (155)
  Other, net                                             (332)          145            (62)            --            (249)
  Equity in earnings of subsidiaries                   (2,980)         (871)            --          3,851              --
                                                     --------      --------       --------       --------       ---------
           Income before income taxes                     778         4,215          1,449         (3,790)          2,652

Provision (benefit) for income taxes                     (656)        1,296            578             --           1,218
                                                     --------      --------       --------       --------       ---------
           Net income                                $  1,434      $  2,919       $    871       $ (3,790)      $   1,434
                                                     ========      ========       ========       ========       =========

                                                                            SIMONDS INDUSTRIES INC.
                                                                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                                 (In Thousands)

                                                                      TWELVE MONTHS ENDED DECEMBER 27, 1997
                                                    ----------------------------------------------------------------------
                                                     PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                    --------      ----------   --------------  ------------  -------------
Net cash provided by operating
  activities:                                       $  7,385       $ 1,644       $ 3,342       $   675       $ 13,046

Cash flows from investing activities:
  Proceeds from asset sales                               65            37             4             1            107
  Purchase of equipment                               (3,074)          (18)         (616)           --         (3,708)
  Acquisitions                                       (13,703)       (8,125)           --         8,125        (13,703)
                                                    --------       -------       -------       -------       --------
      Net cash (used in) investing activities        (16,712)       (8,106)         (612)        8,126        (17,304)

Cash flows from financing activities:
  Change in overdraft                                   (488)           --           (51)           --           (539)
  Net proceeds from revolving credit facility             --          (536)         (909)           --         (1,445)
  Proceeds from issuance of long-term debt-
       net of issuance cost                            7,700            --            --            --          7,700
  Principal payments of long-term debt                  (722)           --          (733)          143         (1,312)
  Intercompany loans                                      --           452          (452)           --             --
  Issuance of common stock                                33         9,000            (1)       (8,999)            33
  Purchase of treasury stock
  Stock Redemption
  Dividends (paid) received                            2,269        (2,269)           --            --             --
  Other                                                 (138)           --            --            --           (138)
                                                    --------       -------       -------       -------       --------
  Net cash (used in)/provided by financing
    activities                                         8,654         6,647        (2,146)       (8,856)         4,299

  Effect of Foreign Exchange                              --            --           (96)           55            (41)
                                                    --------       -------       -------       -------       --------
Increase (decrease) in cash                             (673)          185           488            --             --

Cash at beginning of the period                          698             3           554            --          1,255
                                                    --------       -------       -------       -------       --------
Cash at end of the period                           $     25       $   188       $ 1,042            --       $  1,255
                                                    ========       =======       =======       =======       ========

                                                                            SIMONDS INDUSTRIES INC.
                                                                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                                 (In Thousands)

                                                                      TWELVE MONTHS ENDED JANUARY 2, 1999
                                                    ---------------------------------------------------------------------
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
                                                    ========       =======       =======       ========       ========

                                                                           SIMONDS INDUSTRIES INC.
                                                                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                                (In Thousands)

                                                                     TWELVE MONTHS ENDED JANUARY 1, 2000
                                                   ---------------------------------------------------------------------
                                                    PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                   --------      ----------   --------------  ------------  ------------
Net cash provided by operating
  activities:                                      $ 1,317       $ 2,381         $   246         $ 2,564       $ 6,508

Cash flows from investing activities:
  Proceeds from asset sales                             30            --              23              --            53
  Purchase of equipment                             (2,724)         (777)           (863)             --        (4,364)
  Acquisitions                                      (1,573)           --              --              --        (1,573)
                                                   -------       -------         -------         -------       -------
      Net cash (used in) investing activities       (4,267)         (777)           (840)             --        (5,884)

Cash flows from financing activities:
  Change in overdraft                                   --            --              41              --            41
  Net (uses) from revolving credit facility             --            --          (1,292)             --        (1,292)
  Proceeds from issuance of long-term debt-
       net of issuance cost                             --            --             161              --           161
  Principal payments of long-term debt                  --            --             (21)             --           (21)
  Intercompany loans                                    --        (2,257)          2,257              --            --
  Issuance of common stock                              --         2,385               2          (2,387)           --
  Purchase of treasury stock                           (56)           --              --              --           (56)
  Stock Redemption                                      --            --              --              --
  Dividends (paid) received                          1,601        (1,601)             --              --
  Other                                                (38)           --              --              --           (38)
                                                   -------       -------         -------         -------       -------
  Net cash (used in) provided by financing
activities                                           1,507        (1,473)          1,148          (2,387)       (1,205)

  Effect of Foreign Exchange                            --            --            (157)           (177)         (334)
                                                   -------       -------         -------         -------       -------
Increase (decrease) in cash                         (1,443)          131             397              --          (915)

Cash at beginning of the period                      8,602           209             487              --         9,298
                                                   -------       -------         -------         -------       -------
Cash at end of the period                          $ 7,159       $   340         $   884              --       $ 8,383
                                                   =======       =======         =======         =======       =======


(12)    FOREIGN EXCHANGE CONTRACTS

In order to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future cash flows, the Company enters into foreign currency forward contracts with a major bank from time to time. The majority of these contracts relate to intercompany accounts receivable, with specified minimum amounts of foreign currency to be sold on a monthly basis during the calendar year. These contracts qualify for hedge accounting. However, a portion of the contracts entered into in 1999 did not qualify for hedge accounting and were marked to market at the end of each accounting period. These financial instruments were not held for trading purposes. They were entered into to manage and reduce the impact of change in foreign currency rates. At January 1, 2000 there were no contracts in place.

(13) SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes unaudited quarterly financial data for the years ended January 2, 1999, and January 1, 2000 (in thousands):



                                            1998
                                   For the Quarters Ended
                      ------------------------------------------------
                      March 28    June 27      Oct. 3     Jan. 2, 1999
                      --------    -------      ------     ------------

Net Sales             $30,546     $32,095      $33,170        $30,485
Gross Profit            9,794      10,533       10,604          8,615
Net Income (loss)       1,660       1,654       (2,527)            50


                                            1999

                                   For the Quarters Ended
                      ------------------------------------------------
                      April 3     July 3       Oct. 2     Jan. 1, 2000
                      -------     ------       ------     ------------
Net Sales             $31,419     $31,585      $32,072        $32,420
Gross Profit            9,742       9,930       10,001          9,431
Net Income (loss)         317         410          780            (73)


(14) COMMON STOCK

     The company has two classes of common stock outstanding: 68,391.48 shares of voting and 7,897.45 of nonvoting. Other than voting rights, all other terms of the common stock are the same.

                                                                     SCHEDULE II

                             SIMONDS INDUSTRIES INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED
             DECEMBER 27, 1997, JANUARY 2, 1999, AND JANUARY 1, 2000

                                 (IN THOUSANDS)


                                                                             ADDITIONS      CURRENCY
                                         BEGINNING                 WRITE-       FROM       TRANSLATION       ENDING
                                          BALANCE   PROVISIONS      OFFS    ACQUISITIONS   ADJUSTMENTS       BALANCE
                                         ---------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS,
CASH DISCOUNTS AND CREDIT MEMOS

Year Ended December 27, 1997 (1)          $  798      $1,156      $(1,160)      $   25         $(13)         $  806
Year Ended January 2, 1999 (1)            $  806      $1,155      $(1,089)      $  126         $ (6)         $  992
Year Ended January 1, 2000 (1)            $  992      $1,113      $(1,093)      $    0         $(19)         $  993

ACCRUED RESTRUCTURING OF ACQUISITIONS

Year Ended January 2, 1999                $    0      $    0      $     0       $1,100         $  0          $1,100
Year Ended January 1, 2000                $1,100      $    0      $  (370)      $    0         $  0          $  730


(1) Write-Offs includes credit memos, cash discounts and write-offs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Simonds Industries Inc.:

We have audited the accompanying consolidated balance sheets of Simonds Industries Inc. (a Delaware corporation) and subsidiaries listed in Item 14 (a) of this Form 10-K as of January 1, 2000 and January 2, 1999, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended January 1, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simonds Industries Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 21, 2000

(b)        Reports on Form 8-K.

           None

(c)        Exhibits

Exhibit
Number                             Description


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

3.2      By-laws of Simonds*

3.3      Certificate of Incorporation of Armstrong Manufacturing Company*

4.1 Indenture dated as of July 7, 1998 among the Company, the Guarantors and the Trustee*

4.3 Credit Agreement dated as of July 2, 1998 among the Company, certain of its Subsidiaries and First Union National Bank*

4.4 Pursuant to Item 601 (b) (4) (iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.


4.5      Promissory Notes of Simonds UK Holdings Ltd.*

10.1 Employment and Non-Competition Agreement between the Company and Ross George dated May 26, 1995, as amended July 1998* and September 30, 1999.

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

10.5 Employment agreement between the Company and Roland Richard dated May 7, 1992*

10.6 Employment agreement dated November 14, 1995 between the Company and F.A. DeVilling, III*

10.7 Employment Agreement dated March 31, 1998 between the Company and Ronald Owens*

10.8     Simonds Industries Inc. Amended and Restated 1998 Stock Incentive Plan*

10.9 Escrow Agreement dated May 26 1995 among SI Holding Corporation, the Company, Charles W. Doulton, the Massachusetts Capital Resource Company, the shareholders of Simonds Industries Inc., the option holders of the Company and Fleet Bank of Massachusetts, N.A.*

10.10 Labor Agreement dated May 5, 1997 between the Company and Local No. 7896 of the United Steel Workers of America*

10.11 Agreement dated April 6, 1998 between the Company and Local 2737-16 of the United Steelworkers of America, AFL-CIO*

10.12 Agreement dated April 6, 1998 between the Company and Local 2737-17 of the United Steelworkers of America, AFL-CIO*

10.13 Employment Agreement between the Company and Harry Rogers dated February 23, 1994*

10.14 Employment and Non-Competition Agreement between the Company and Raymond Martino dated August 12, 1999

12.1     Statement regarding computation of ratios

21.1     Subsidiaries

27.1     Financial Data Schedule

--------------
* The exhibits of the Company's Registration Statement on Form S-4, File No. 333-62795, are hereby incorporated by reference.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                             Simonds Industries Inc.

                                             By: /s/ Raymond Martino
                                                 -------------------------------
                                                 Raymond Martino
                                                 Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2000.


       SIGNATURES                              TITLE
       ----------                              -----

   /s/ Raymond Martino           President, Chief Executive Officer and Director
-------------------------------  (principal executive officer)
       Raymond Martino

     /s/ Ross George             Chairman of the Board, Director
-------------------------------
         Ross George

     /s/ Habib Gorgi             Director
-------------------------------
         Habib Gorgi

   /s/ Gregory M. Barr           Director
-------------------------------
       Gregory M. Barr