Form 10-Q
period 2000-04-01
SIMONDS INDUSTRIES INC
filed 2000-05-05
CIK 1067919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 1, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

Commission file number:    N/A

                             Simonds Industries Inc.

             (Exact name of registrant as specified in its charter)

--------------------------------------    --------------------------------------
Delaware                                  05-0484518
--------------------------------------    --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
--------------------------------------    --------------------------------------
Incorporation or organization)            Identification No.)
--------------------------------------    --------------------------------------

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

Yes [x]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of April 30, 2000: 66,298.39 and 7,897.45, respectively.

                             Simonds Industries Inc.

                                 Form 10-Q Index
                                                               Page No.
              PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets - January 1,
               2000 and April 1, 2000                              3

              Consolidated Statements of Operations -              4
               three months ended April 3, 1999 and
               April 1, 2000

              Consolidated Statements of Cash Flows -              5
               three months ended April 3, 1999 and
               April 1, 2000

              Consolidated Statements of Shareholders'             6
               Equity (Deficit)- for the three months
               ended April 3, 1999 and April 1, 2000

              Notes to Consolidated Financial Statements -         7
               April 1, 2000


Item 2.       Management's Discussion and Analysis of             13
               Financial Condition and Results of Operations

              PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                    16

              Signatures                                          17

              Exhibit No. 27 - Financial Data Schedule            18

Part 1.  Financial Information

Item 1.  Financial Statements (Unaudited)

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                        ASSETS                               January 1,            April 1,
                                        ------
                                                                                2000                 2000
                                                                         ------------------   ------------------
                                                                                                 (unaudited)
CURRENT ASSETS:
      Cash                                                                         $  8,383             $  3,942
      Accounts receivable, net of reserves of $993 and $1,019                        17,400               17,952
      Inventories (Note 3)                                                           26,650               27,071
      Other current assets                                                            3,162                3,295
      Refundable income taxes                                                         1,037                  754
                                                                         ------------------   ------------------
                Total current assets                                                 56,632               53,014

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                            2,300                2,288
      Buildings and improvements                                                     10,684               10,578
      Machinery and equipment                                                        32,126               32,221
      Construction-in-progress                                                          314                  821
                                                                         ------------------   ------------------
                                                                                     45,424               45,908

      Less- Accumulated depreciation                                                 11,585               12,449
                                                                         ------------------   ------------------
                Net property, plant and equipment                                    33,839               33,459

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $2,223 and $2,377                 22,308               22,129
      Deferred financing costs, net of accumulated amortization                       3,900                3,770
       of $764 and $891
      Other, including buildings held for resale                                      1,608                1,539
                                                                         ------------------   ------------------
                Total other assets                                                   27,816               27,438
                                                                         ------------------   ------------------

                Total assets                                                       $118,287             $113,911
                                                                         ==================   ==================


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
      Overdraft facilities                                                         $    190             $    149
      Revolving credit loans and notes payable                                          321                  186
      Current portion of long-term debt                                                  14                    9
      Accounts payable                                                                6,871                6,269
      Accrued payroll and employee benefits                                           4,034                3,552
      Accrued interest                                                                5,153                2,509
      Other accrued liabilities                                                       2,739                2,582
      Currently deferred income taxes                                                 2,028                2,028
                                                                         ------------------   ------------------
           Total current liabilities                                                 21,350               17,284

LONG-TERM DEBT, net of current portion (Note 4)                                     102,523              102,200

DEFERRED INCOME TAXES                                                                 4,808                4,823

OTHER NONCURRENT LIABILITIES                                                          1,851                1,781

COMMITMENTS AND CONTINGENCIES                                                             -                    -

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value-
           Authorized - 200,000 shares
           Issued and outstanding - 76,289                                                1                    1
      Capital in excess of par value                                                (24,405)             (24,387)
      Retained earnings                                                              14,130               14,644
      Additional minimum pension liability, net of $58 tax effect                      (135)                (135)
      Cumulative translation adjustment                                              (1,715)              (2,179)
      Treasury stock, at cost                                                          (121)                (121)
                                                                         ------------------   ------------------
                Total shareholders' equity (deficit)                                (12,245)             (12,177)
                                                                         ------------------   ------------------
                Total liabilities and shareholders' equity                         $118,287             $113,911
                                                                         ==================   ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                        ---------------------------------------
                                                                   Three Months Ended
                                                            April 3,              April 1,
                                                              1999                  2000
                                                        -----------------  --------------------


Net sales                                                         $31,419               $32,792
Cost of goods sold                                                 21,677                22,427
                                                        -----------------  --------------------

           Gross profit                                             9,742                10,365

Selling, general and administrative expense                         6,409                 6,489
                                                        -----------------  --------------------

           Operating income                                         3,333                 3,876

Other expenses (income):
  Interest expense                                                  2,770                 2,736
  Other, net                                                          (53)                  191
                                                        -----------------  --------------------

           Income before income taxes                                 616                   949

Provision for income taxes                                            299                   435
                                                        -----------------  --------------------

           Net income                                             $   317               $   514
                                                        =================  ====================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           -----------------------------------
                                                                   THREE MONTHS ENDED
                                                               APRIL 3,         APRIL 1,

                                                                 1999             2000
                                                           -----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                        $   317           $   514
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                   1,207             1,306
      Gain on asset sales                                                (9)               (2)
      (Benefit) Provision from deferred income taxes                     (8)               15
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                            (677)             (552)
        Inventories                                                  (1,995)             (421)
        Income tax refunds receivable                                     -               283
        Other current and noncurrent assets                             289              (113)
        Accounts payable                                              1,225              (623)
        Accrued expenses                                             (3,128)           (3,283)
        Other non-current liabilities                                   (99)              (70)
                                                           -----------------------------------

Net cash (used in) operating activities                              (2,878)           (2,946)
                                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                          23                14
   Purchases of equipment                                            (1,035)             (726)
                                                           -----------------------------------

      Net cash (used in) investing activities                        (1,012)             (712)
                                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                              14               (41)
   Net (uses) proceeds under revolving credit                           110              (135)
   Proceeds from issuance of long-
      term debt-net of issuance costs                                   336                 -
   Principal payments of long-term debt                                  (6)             (328)
   Issuance of common stock                                               -                18
   Other                                                                 (1)                -
                                                           -----------------------------------

     Net cash provided by (used in) financing activities                453              (486)
                                                           -----------------------------------

EFFECT OF EXCHANGE RATE ON CASH                                        (141)             (297)
                                                           -----------------------------------

NET (DECREASE) IN CASH                                               (3,578)           (4,441)

CASH AT BEGINNING OF PERIOD                                           9,298             8,383
                                                           -----------------------------------

CASH AT END OF PERIOD                                               $ 5,720           $ 3,942
                                                           ===================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           For the three months ended April 3, 1999 and April 1, 2000
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                       ACCUMULATED                 TOTAL
                                                 CAPITAL                  OTHER                 SHAREHOLDERS'  COMPREHENSIVE
                             COMMON     COMMON  IN EXCESS   RETAINED  COMPREHENSIVE  TREASURY      EQUITY         INCOME
                             SHARES     STOCK    OF PAR     EARNINGS      LOSS        STOCK      (DEFICIT)        (LOSS)
                           ----------  -------  ---------   --------  -------------  ---------  -------------  -------------


Balance at January 2, 1999     76,333       $1  $(24,405)    $12,696       $(  907)     $( 65)      $(12,680)             -
   Net Income                       -        -         -         317             -          -            317          $ 317
   Foreign Currency
    Translation Adjustment          -        -         -           -          (589)         -           (589)          (589)

                           ----------  -------  ---------   --------  -------------  ---------  -------------  -------------
Balance at April 3, 1999       76,333       $1  $(24,405)    $13,013       $(1,496)     $( 65)      $(12,952)         $(272)
                           ==========  =======  =========   ========  =============  =========  =============  =============

Balance at January 1, 2000     76,289       $1  $(24,405)    $14,130       $(1,850)     $(121)      $(12,245)             -
   Net Income                       -        -         -         514             -          -            514           $514
   Foreign Currency
    Translation Adjustment          -        -         -           -          (464)         -           (464)          (464)
   Amortization of Stock
    Option Compensation             -        -        18           -             -          -             18              -

                           ----------  -------  ---------   --------  -------------  ---------  -------------  -------------
Balance at April 1, 2000       76,289       $1  $(24,387)    $14,644       $(2,314)     $(121)      $(12,177)          $ 50
                           ==========  =======  =========   ========  =============  =========  =============  =============

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

The consolidated balance sheet presented as of January 1, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

2.       Acquisitions

On May 8, 1998, the Company acquired 100% of the outstanding stock of W. Notting Limited ("Notting") for approximately $6,718, of which $5,471 was paid in cash with additional financing from the Company's revolving credit facility; the balance was in the form of a term Promissory Note to the sellers bearing interest at 8.5% and was repaid April 30, 1999. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. In accordance with EITF 95-3, the purchase price allocation reflects accruals of approximately $500 for lease contracts on facilities that are being closed; $300 for severance pay accruals for 24 employees to be terminated; and $300 for other reorganization expenses. At April 1, 2000, the remaining accruals were $7 for lease contracts on facilities and $100 for other reorganization expenses. As of April 1, 2000, all 24 employees had been terminated. Goodwill totaled $2,857 on this acquisition and is being amortized on a straight-line basis over 40 years. The consolidated financial statements include the results of operations of Notting subsequent to the date of acquisition.

3. Inventories at January 1, 2000 and April 1, 2000 were as follows (in thousands).

                                      January 1,              April 1,
                                         2000                   2000
                                   ------------------     -----------------

    Raw Materials                            $  4,967              $  5,777
    Work in progress                            6,429                 6,968
    Finished goods                             15,254                14,326
                                   ------------------     -----------------
    Total                                    $ 26,650              $ 27,071
                                   ==================     =================

4.       Debt

Debt consists of the following at January 1, 2000 and April 1, 2000 (in thousands):

                                                                      January 1,           April 1,
                                                                         2000                2000
                                                                   ----------------   -----------------

Line of credit facility for German Subsidiary with                         $  2,523            $  2,200
First Union National Bank up to approximately $2,689,
interest payable quarterly at EURIBOR (3.68% at
April 1, 2000) plus 1.25% terminating on October 1,
2003, payable in Deutschmarks.

Line of credit facilities for Notting with Banco                                135                  59
Sabadell and Banco Popular of Spain, bearing interest
at 6.25% and 6.50% and terminating on April 1, 2001
and May 17, 2000, respectively, payable in Spanish
Pesetas.

Two term loans payable by Notting to National                                   200                 136
Westminster Bank on June 30, 2000 and September 30,
2000, bearing interest at 8.75% and 9.5%, payable in
British Pounds.

Senior Subordinated Notes issued July 8, 1998, and                          100,000             100,000
maturing July 1, 2008, interest payable semi-annually at
10.25%.                                                            ----------------   -----------------
                                                                            102,858             102,395
Less-current maturities                                                         335                 195
                                                                   ----------------   -----------------
                                                                           $102,523            $102,200
                                                                   ================   =================


5.       Recent Accounting Pronouncements

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

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance. This SAB was amended by SAB 101A which defers the effective date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The guidance is now effective for the second quarter of fiscal 2000 and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of change in accounting principle" as of January 2, 2000.

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

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                                 AS OF JANUARY 1, 2000
                                       --------------------------------------------------------------------------
                                         PARENT     GUARANTOR     NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                       ----------  ------------   ---------------  --------------   -------------
         ASSETS
CURRENT ASSETS:
    Cash                                 $  7,159       $   340           $   884              -         $  8,383
    Accounts receivable                     8,245         1,228             7,927              -           17,400
    Intercompany accounts receivable        1,563         1,271             1,215         (4,049)               -
    Inventories:
      Raw materials                         2,999           183             1,785              -            4,967
      Work in progress                      5,300           259               870              -            6,429
      Finished goods                        5,926           629             8,984           (285)          15,254
    Other current assets                    3,524            79               596              -            4,199
                                       ----------  ------------   ---------------  --------------   -------------
         Total current assets              34,716         3,989            22,261         (4,334)          56,632
                                       ----------  ------------   ---------------  --------------   -------------
Net property, plant and equipment          24,515         3,035             6,289              -           33,839
OTHER ASSETS:
    Investment in subsidiaries             43,638         5,939                 -        (49,577)               -
    Intercompany loan receivable                -        25,420                 -        (25,420)               -
    Other assets                           19,288         3,843             4,685              -           27,816
                                       ----------  ------------   ---------------  --------------   -------------
         Total assets                    $122,157       $42,226           $33,235       $(79,331)        $118,287
                                       ==========  ============   ===============  ==============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                      $ 15,275       $ 1,075           $ 8,922       $ (3,922)        $ 21,350
LONG-TERM DEBT, net of current
    portion                               100,000             -             2,523              -          102,523
INTERDIVISION LONG-TERM DEBT               15,145             -            10,275        (25,420)               -
OTHER NONCURRENT LIABILITIES                3,982           638             2,039              -            6,659
SHAREHOLDERS' EQUITY (DEFICIT)            (12,245)       40,513             9,476        (49,989)         (12,245)
                                       ----------  ------------   ---------------  --------------   -------------
    Total liabilities and
    shareholders' equity                 $122,157       $42,226           $33,235       $(79,331)        $118,287
                                       ==========  ============   ===============  ==============   =============


                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                                  AS OF APRIL 1, 2000
                                       --------------------------------------------------------------------------
                                         PARENT     GUARANTOR     NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                       ----------  ------------   ---------------  --------------   -------------
         ASSETS
CURRENT ASSETS:
    Cash                                 $  3,287       $   209           $   446              -        $  3,942
    Accounts receivable                     8,139         1,327             8,486              -          17,952
    Intercompany accounts receivable        3,365         1,446             1,390         (6,201)              -
    Inventories:
      Raw materials                         3,157            42             2,578              -           5,777
      Work in progress                      5,370           470             1,128              -           6,968
      Finished goods                        5,740           598             8,273           (285)         14,326
    Other current assets                    3,431            63               555              -           4,049
                                       ----------  ------------   ---------------  --------------   -------------
         Total current assets              32,489         4,155            22,856         (6,486)         53,014
                                       ----------  ------------   ---------------  --------------   -------------
Net property, plant and equipment          24,408         2,998             6,053              -          33,459
OTHER ASSETS:
    Investment in subsidiaries             43,736         5,541                 -        (49,277)              -
    Intercompany loan receivable                -        25,546                 -        (25,546)              -
    Other assets                           19,050         3,776             4,612              -          27,438
                                       ----------  ------------   ---------------  --------------   -------------
         Total assets                    $119,683       $42,016           $33,521       $(81,309)       $113,911
                                       ==========  ============   ===============  ==============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                      $ 12,733       $ 1,147           $ 9,607       $ (6,203)       $ 17,284
LONG-TERM DEBT, net of current
    portion                               100,000             -             2,200              -         102,200
INTERDIVISION LONG-TERM DEBT               15,145             -            10,401        (25,546)              -
OTHER NONCURRENT LIABILITIES                3,982           638             1,984              -           6,604
SHAREHOLDERS' EQUITY (DEFICIT)            (12,177)       40,231             9,329        (49,560)        (12,177)
                                       ----------  ------------   ---------------  --------------   -------------
    Total liabilities and
    shareholders' equity                 $119,683       $42,016           $33,521       $(81,309)       $113,911
                                       ==========  ============   ===============  ==============   =============

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                          Three Months ended April 3, 1999
                                         -------------------------------------------------------------------
                                          Parent     Guarantors   Non-Guarantors  Eliminations Consolidated

Net sales                                   $20,370       $2,413         $12,035      $(3,399)       $31,419
Cost of goods sold                           14,299        1,541           9,236       (3,399)        21,677
                                         ----------  ----------- ---------------  ------------ -------------

           Gross profit                       6,071          872           2,799            0          9,742

Selling, general and administrative
 expense                                      3,735          669           2,005            0          6,409
                                         ----------  ----------- ---------------  ------------ -------------

           Operating income                   2,336          203             794            0          3,333

Other expenses (income):
  Interest expense                            3,066          110             330         (697)         2,809
  Interest income                               (35)        (636)            (65)         697            (39)
  Other, net                                    (49)          12             (16)           0            (53)
  Equity in earnings of subsidiaries           (738)        (309)              0        1,047              0
                                         ----------  ----------- ---------------  ------------ -------------

           Income before income taxes            92        1,026             545       (1,047)           616

Provision (benefit) for income taxes           (225)         288             236            0            299
                                         ----------  ----------- ---------------  ------------ -------------

           Net income                       $   317       $  738         $   309      $(1,047)       $   317
                                         ==========  =========== ===============  ============ =============

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                          Three Months ended April 1, 2000
                                         -------------------------------------------------------------------
                                          Parent     Guarantors   Non-Guarantors  Eliminations Consolidated

Net sales                                   $22,013       $2,800         $12,293      $(4,314)      $32,792
Cost of goods sold                           15,671        1,736           9,334       (4,314)       22,427
                                         ----------  ----------- ---------------  ------------ -------------

           Gross profit                       6,342        1,064           2,959            0        10,365

Selling, general and administrative
 expense                                      3,875          677           1,937            0         6,489
                                         ----------  ----------- ---------------  ------------ -------------

           Operating income                   2,467          387           1,022            0         3,876

Other expenses (income):
  Interest expense                            3,095          101             369         (798)        2,767
  Interest income                               (27)        (729)            (73)         798           (31)
  Other, net                                     87          136             (32)           0           191
  Equity in earnings of subsidiaries           (984)        (446)              0        1,430             0
                                         ----------  ----------- ---------------  ------------ -------------

           Income before income taxes           296        1,325             758       (1,430)          949

Provision (benefit) for income taxes           (218)         341             312            0           435
                                         ----------  ----------- ---------------  ------------ -------------

           Net income                       $   514       $  984         $   446      $(1,430)      $   514
                                         ==========  =========== ===============  ============ =============

                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED APRIL 3, 1999
                                           --------------------------------------------------------------------
                                             PARENT     GUARANTORS   NON-GUARANTORS  ELIMINATIONS CONSOLIDATED
                                           --------------------------------------------------------------------

Net cash (used in)/provided by operating
  activities:                                 $(3,405)       $490            $(743)        $780        $(2,878)

Cash flows from investing activities:
  Proceeds from asset sales                         8           -               15            -             23
  Purchase of equipment                          (311)       (614)            (110)           -         (1,035)
  Acquisitions                                      -           -                -            -              -
                                           -----------  ----------  ---------------  -----------  -------------
      Net cash (used in) investing
       activities                                (303)       (614)             (95)                     (1,012)

Cash flows from financing activities:
  Change in overdraft                               -           -               14            -             14
  Net  proceeds from revolving credit facility      -           -              110            -            110
  Proceeds from issuance of long-term debt-
       net of issuance cost                         -           -              336            -            336
  Principal payments of long-term debt              -           -               (6)           -             (6)
  Intercompany loans                                -        (751)             591          160              -
  Issuance of common stock                          -         750                -         (750)             -
  Other                                            (1)          -                -                          (1)
                                           -----------  ----------  ---------------  -----------  -------------
  Net cash provided by financing
   activities                                      (1)         (1)           1,045         (590)           453

  Effect of Foreign Exchange                        -           -               49         (190)          (141)
                                           -----------  ----------  ---------------  -----------  -------------
Increase (decrease) in cash                    (3,709)       (125)             256                      (3,578)

Cash at beginning of the period                 8,602         209              487            -          9,298
                                           -----------  ----------  ---------------  -----------  -------------
Cash at end of the period                     $ 4,893        $ 84            $ 743            -        $ 5,720
                                           ===========  ==========  ===============  ===========  =============


                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED APRIL 1, 2000
                                           --------------------------------------------------------------------
                                             PARENT     GUARANTORS   NON-GUARANTORS  ELIMINATIONS CONSOLIDATED
                                           --------------------------------------------------------------------

Net cash provided by operating
  activities:                                 $(3,721)       $449             $458        $(132)       $(2,946)

Cash flows from investing activities:
  Proceeds from asset sales                         7           -                7            -             14
  Purchase of equipment                          (598)        (32)             (96)           -           (726)
  Acquisitions                                      -           -                -            -              -
                                           -----------  ----------  ---------------  -----------  -------------
      Net cash (used in) investing
        activities                               (591)        (32)             (89)           0           (712)

Cash flows from financing activities:
  Change in overdraft                               -           -              (41)           -            (41)
  Net (uses) from revolving credit facility         -           -             (135)           -           (135)
  Proceeds from issuance of long-term debt-
       net of issuance cost                         -           -                -            -              -
  Principal payments of long-term debt              -           -             (328)           -           (328)
  Intercompany loans                                -        (126)             127           (1)             -
  Issuance of common stock                         18           -               (1)           1             18
  Dividends (paid) received                       422        (422)               -            -              -
  Other                                             -           -                -            -              -
                                           -----------  ----------  ---------------  -----------  -------------
  Net cash (used in)/provided by
    financing activities                          440        (548)            (378)           0           (486)

  Effect of Foreign Exchange                        -           -             (429)         132           (297)
                                           -----------  ----------  ---------------  -----------  -------------
(Decrease) in cash                             (3,872)       (131)            (438)           -         (4,441)

Cash at beginning of the period                 7,159         340              884            -          8,383
                                           -----------  ----------  ---------------  -----------  -------------
Cash at end of the period                     $ 3,287        $209             $446            -        $ 3,942
                                           ===========  ==========  ===============  ===========  =============

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations

Comparison of First Quarter 2000 and First Quarter 1999

Net Sales:    Net Sales for the first quarter of 2000 were $32.8 million or 4.4%
higher than first quarter 1999 net sales of $31.4 million. The higher 2000 quarterly results were realized primarily in our North American operations. Sales from our European operations were better than last year in their own currencies, but were impacted unfavorably by the comparably strong U.S. dollar. Sales would have been higher in 2000 by $472 and $28 in our German and UK operations, respectively, if exchange rates were unchanged from last year's first quarter.

Gross Profit Margin:    Gross Profit was $10,365 for the first quarter of 2000,
an increase of $623 from $9,742 for the corresponding period in 1999. Gross Profit as a percentage of net sales was 31.6% and 31.0% for the three months ended April 1, 2000 and April 3, 1999, respectively. Favorable product mix helped contribute to a 0.5% improvement in gross profit. Strong demand for machinery and equipment in the first quarter of 2000 is the primary component of the favorable product mix.

Selling, General and Administrative Expenses:    Selling, general and
administrative expenses as a percent of net sales were 19.8% or $6,489 and 20.4% or $6,409 for the first quarter of 2000 and 1999, respectively. Expenses were over last year's level primarily due to higher accrual levels pertaining to performance based compensation plans, as a result of the above plan performance year-to-date.

Operating Income:    As a result of the foregoing, operating income increased
$543 in the first quarter of 2000 when compared to the comparable period in 1999.

Interest Expense: Interest expense was lower by $34 in the first quarter of 2000 compared to the corresponding period in 1999. This is primarily due to lower debt outstanding in the Company's European operations. The vast majority of the Company's interest expense is for $100,000 of Senior Subordinated Notes at 10 1/4% per annum.

Income Taxes:    The provision for income taxes before extraordinary items was approximately $435 or a 45.8% effective tax rate for the first quarter of 2000, as compared to approximately $299 or a 48.5% effective tax rate for the first quarter of

1999. The effective tax rates differ primarily as a result of goodwill amortization and certain expenses that are not deductible for tax purposes.

Net Income:    As a result of the foregoing, net income increased $197 in the first quarter of 2000 when compared to the comparable period of 1999.


Liquidity and Capital Resources

Simonds principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

The Company's Senior Credit Facility provides a $30,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line was undrawn as of April 1, 2000. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's alternate base rate, as defined, or LIBOR plus the applicable margin. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

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

Net Cash Flow:    During the first quarters of 1999 and 2000 net cash used in operating activities was $2,878 and $2,946, respectively. The most significant component of cash used in operating activities is interest expense. In both years the first quarter payment of interest on the Senior Subordinated Notes, which is payable on January 1 and July 1, had a significant impact on cash flow.

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

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words "believes," "expects," "anticipates" and similar expressions are used to identify forward looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2000 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. All of these forward looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or disruption of supply sources of specialty steels; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the metal processing and primary wood industries. Many of such factors are beyond the control of the Company and its management.

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit No. 27 - Financial Data Schedule

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

         By:         /s/  Henry J. Botticello
                  ---------------------------------
                  Henry J. Botticello
                  CFO
                  May 5, 2000