Form 10-Q
period 2000-07-01
SIMONDS INDUSTRIES INC
filed 2000-08-11
CIK 1067919

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended July 1, 2000.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934. For the transition period from _________ to _________

    Commission file number:    N/A

                             Simonds Industries Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      05-0484518
              --------                                      ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                      Identification No.)

                               135 Intervale Road
                               Fitchburg, MA 01420
                               -------------------
                    (Address of principal executive offices)

                                 (978) 343-3731
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of July 20, 2000: 66,298.39 and 7,897.45, respectively.

================================================================================

                             Simonds Industries Inc.
                                 Form 10-Q Index

                                                                        Page No.

          Part I.  Financial Information
          ------------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - January 1, 2000 and July 1, 2000    3

          Consolidated Statements of Operations - three and six months      4
          ended July 3, 1999 and July 1, 2000

          Consolidated Statements of Cash Flows - six months ended          5
          July 3, 1999 and July 1, 2000

          Consolidated Statements of Shareholders' Equity (Deficit)-        6
          for the six months ended July 3, 1999 and July 1, 2000

          Notes to Consolidated Financial Statements - July 1, 2000         7


Item 2.   Management's Discussion and Analysis of Financial                14
          Condition and Results of Operations

          Part II.  Other Information
          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                 18

          Signatures                                                       19

          Exhibit No. 27 - Financial Data Schedule                         20

Part 1.  Financial Information

Item 1.  Financial Statements (Unaudited)

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                        ASSETS                        January 1,      July 1,
                                                                          2000         2000
                                                                       ---------    ---------
                                                                                   (unaudited)
CURRENT ASSETS:
      Cash                                                             $   8,383    $   8,318
      Accounts receivable, net of reserves of $993 and $958               17,400       18,183
      Inventories (Note 3)                                                26,650       26,897
      Other current assets                                                 3,162        3,194
      Refundable income taxes                                              1,037           86
                                                                       ---------    ---------
                Total current assets                                      56,632       56,678

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                 2,300        2,285
      Buildings and improvements                                          10,684       10,602
      Machinery and equipment                                             32,126       32,635
      Construction-in-progress                                               314        1,236
                                                                       ---------    ---------
                                                                          45,424       46,758

      Less- Accumulated depreciation                                      11,585       13,309
                                                                       ---------    ---------
                Net property, plant and equipment                         33,839       33,449

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $2,223 and $2,523      22,308       22,039
      Deferred financing costs, net of accumulated amortization of
      $764 and $1,019                                                      3,900        3,643
      Other, including buildings held for resale                           1,608        1,585
                                                                       ---------    ---------
                Total other assets                                        27,816       27,267
                                                                       ---------    ---------
                Total assets                                           $ 118,287    $ 117,394
                                                                       =========    =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Overdraft facilities                                             $     190    $     132
      Revolving credit loans and notes payable                               321          351
      Current portion of long-term debt                                       14            3
      Accounts payable                                                     6,871        7,043
      Accrued payroll and employee benefits                                4,034        3,873
      Accrued interest                                                     5,153        5,152
      Other accrued liabilities                                            2,739        2,499
      Currently deferred income taxes                                      2,028        2,025
                                                                       ---------    ---------
           Total current liabilities                                      21,350       21,078

LONG-TERM DEBT, net of current portion (Note 4)                          102,523      102,612

DEFERRED INCOME TAXES                                                      4,808        4,818

OTHER NONCURRENT LIABILITIES                                               1,851        1,769

COMMITMENTS AND CONTINGENCIES                                                 --           --

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value-
           Authorized - 200,000 shares
           Issued and outstanding - 76,289 and 74,196                          1            1
      Capital in excess of par value                                     (24,405)     (24,387)
      Retained earnings                                                   14,130       15,114
      Additional minimum pension liability, net of $58 tax effect           (135)        (135)
      Cumulative translation adjustment                                   (1,715)      (2,360)
      Treasury stock, at cost                                               (121)      (1,116)
                                                                       ---------    ---------
                Total shareholders' equity (deficit)                     (12,245)     (12,883)
                                                                       ---------    ---------
                Total liabilities and shareholders' equity             $ 118,287    $ 117,394
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

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                              -------------------------------------------
                                               Three Months Ended      Six Months Ended
                                               July 3,     July 1,    July 3,     July 1,
                                                1999        2000       1999        2000
                                              --------    --------   --------    --------
Net sales                                     $ 31,585    $ 32,219   $ 63,004    $ 65,011
Cost of goods sold                              21,655      22,139     43,332      44,566
                                              --------    --------   --------    --------

           Gross profit                          9,930      10,080     19,672      20,445

Selling, general and administrative expense      6,405       6,308     12,814      12,797
                                              --------    --------   --------    --------

           Operating income                      3,525       3,772      6,858       7,648

Other expenses (income):

  Interest expense                               2,732       2,672      5,502       5,408
  Other, net                                       (48)        280       (101)        471
                                              --------    --------   --------    --------

           Income before income taxes              841         820      1,457       1,769

Provision for income taxes                         431         350        730         785
                                              --------    --------   --------    --------

           Net income                         $    410    $    470   $    727    $    984
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

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                ------------------
                                                                 SIX MONTHS ENDED
                                                                 JULY 3,    JULY 1,
                                                                  1999       2000
                                                                -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                    $   727    $   984
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                               2,450      2,616
      Gain (loss) on asset sales                                    (11)        56
      (Benefit) Provision from deferred income taxes                (54)         7
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                      (1,211)      (783)
        Inventories                                              (2,109)      (108)
        Income tax refunds receivable                              --          951
        Other current and non-current assets                        (98)      (159)
        Accounts payable                                          1,022        172
        Accrued expenses                                         (5,006)      (408)
        Other non-current liabilities                              (158)       (82)
                                                                -------    -------

Net cash (used in) provided by operating activities              (4,448)     3,246
                                                                -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                      34         40
   Purchase of equipment                                         (2,716)    (1,615)
   Acquisition of assets of Bluebonnet Tool                        --         (483)
                                                                -------    -------
      Net cash (used in) investing activities                    (2,682)    (2,058)
                                                                -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                          (9)       (58)
   Net (uses) proceeds under revolving credit                    (1,324)        30
   Proceeds from issuance of long-
      term debt-net of issuance costs                               467       --
   Principal payments of long-term debt                             (11)        78
   Issuance of common stock                                        --           18
   Purchase of treasury stock                                       (35)      (995)
   Other                                                            (35)      --
                                                                -------    -------
     Net cash (used in) financing activities                       (947)      (927)
                                                                -------    -------
EFFECT OF EXCHANGE RATE ON CASH                                     112       (326)
                                                                -------    -------
NET (DECREASE) IN CASH                                           (7,965)       (65)

CASH AT BEGINNING OF PERIOD                                       9,298      8,383
                                                                -------    -------
CASH AT END OF PERIOD                                           $ 1,333    $ 8,318
                                                                =======    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             For the six months ended July 3, 1999 and July 1, 2000
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                               ACCUMULATED
                                                       CAPITAL IN                 OTHER                     TOTAL
                               COMMON       COMMON       EXCESS      RETAINED COMPREHENSIVE   TREASURY  SHAREHOLDERS'  COMPREHENSIVE
                               SHARES       STOCK        OF PAR      EARNINGS      LOSS        STOCK    EQUITY(DEFICIT) INCOME(LOSS)
                              --------     --------     --------     --------    --------     --------     --------      --------
Balance at January 2, 1999      76,333     $      1     $(24,405)    $ 12,696    $   (907)    $    (65)    $(12,680)         --
   Net Income                     --           --           --            727        --           --            727      $    727
   Foreign Currency
    Translation Adjustment        --           --           --           --          (520)        --           (520)         (520)
   Acquisition of
    Treasury Stock                --           --           --           --          --            (35)         (35)         --

                              --------     --------     --------     --------    --------     --------     --------      --------
Balance at July 3, 1999         76,333     $      1     $(24,405)    $ 13,423    $ (1,427)    $   (100)    $(12,508)     $   (207)
                              ========     ========     ========     ========    ========     ========     ========      ========

Balance at January 1, 2000      76,289     $      1     $(24,405)    $ 14,130    $ (1,850)    $   (121)    $(12,245)         --
   Net Income                     --           --           --            984        --           --            984      $    984
   Foreign Currency
    Translation Adjustment        --           --           --           --          (645)        --           (645)         (645)
   Amortization of Stock
    Option Compensation           --           --             18         --          --           --             18          --
   Acquisition of
    Treasury Stock              (2,093)        --           --           --          --           (995)        (995)         --
                              --------     --------     --------     --------    --------     --------     --------      --------
Balance at July 1, 2000         74,196     $      1     $(24,387)    $ 15,114    $ (2,495)    $ (1,116)    $(12,883)     $    339
                              ========     ========     ========     ========    ========     ========     ========      ========

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

The consolidated balance sheet presented as of January 1, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

2.       Acquisitions

On May 8, 1998, the Company acquired 100% of the outstanding stock of W. Notting Limited ("Notting") for approximately $6,718, of which $5,471 was paid in cash with additional financing from the Company's revolving credit facility; the balance was in the form of a term Promissory Note to the sellers bearing interest at 8.5% and was repaid April 30, 1999. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. In accordance with EITF 95-3, the purchase price allocation reflects accruals of approximately $500 for lease contracts on facilities that are being closed; $300 for severance pay accruals for 24 employees to be terminated; and $300 for other reorganization expenses. As of July 1, 2000, all 24 employees had been terminated. At July 1, 2000, all significant reorganization expenses had occurred. Goodwill totaled $2,857 on this acquisition and is being amortized on a straight-line basis over 40 years. The consolidated financial statements include the results of operations of Notting subsequent to the date of acquisition.

On May 26, 2000 the Company purchased certain assets, mainly inventory and equipment, for $483 from Bluebonnet Tool Company, Inc. The Purchase price in excess of fair value of assets acquired of $193 is being amortized on a straight-line basis over 40 years.

3. Inventories at January 1, 2000 and July 1, 2000 were as follows (in thousands).

                                          January 1,              July 1,
                                            2000                   2000
                                      ------------------     -----------------

               Raw Materials                     $4,967                $5,284
               Work in progress                   6,429                 7,276
               Finished goods                    15,254                14,337
                                      ------------------     -----------------
               Total                            $26,650               $26,897
                                      ==================     =================

4.       Debt

Debt consists of the following at January 1, 2000 and July 1, 2000 (in thousands):

                                                                       January 1,            July 1,
                                                                         2000                2000
                                                                   -----------------   -----------------

Line of credit  facility  for German  Subsidiary  with First Union           $2,523              $2,612
National  Bank  up  to  approximately  $2,685,   interest  payable
quarterly   at  EURIBOR   (4.42%  at  July  1,  2000)  plus  1.25%
terminating on October 1, 2003, payable in Deutschmarks.

Line of credit  facilities  for Notting  with Banco  Sabadell  and              135                 127
Banco  Popular of Spain,  bearing  interest at 6.25% and 6.50% and terminating  on April  15,  2001 and May 17,  2001,  respectively, payable in Spanish Pesetas.

Two term loans payable by Notting to National  Westminster Bank on              200                 227
September 30, 2000,  bearing interest at 9.0% and 9.5%, payable in
British Pounds.

Senior  Subordinated  Notes issued July 8, 1998, and maturing July          100,000             100,000
1, 2008, interest payable semi-annually at 10.25%.
                                                                   -----------------   -----------------
                                                                            102,858             102,966
Less-current maturities                                                         335                 354
                                                                   =================   =================
                                                                           $102,523            $102,612
                                                                   =================   =================

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

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance. This SAB was amended by SAB 101B which defers the effective date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The guidance is now effective for the fourth quarter of fiscal 2000 and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of change in accounting principle" as of January 2, 2000.

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

                                                    SIMONDS INDUSTRIES INC.
                                                  CONSOLIDATING BALANCE SHEET
                                                        (In Thousands)
                                                                        AS OF JANUARY 1, 2000
                                         ------------------------------------------------------------------------------------
                                             PARENT           GUARANTOR     NON-GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                         --------------    --------------   --------------   --------------    --------------
         ASSETS
CURRENT ASSETS:
    Cash                                 $        7,159    $          340   $          884   $         --      $        8,383
    Accounts receivable                           8,245             1,228            7,927             --              17,400
    Intercompany accounts receivable              1,563             1,271            1,215           (4,049)             --
    Inventories:
      Raw materials                               2,999               183            1,785             --               4,967
      Work in progress                            5,300               259              870             --               6,429
      Finished goods                              5,926               629            8,984             (285)           15,254
    Other current assets                          3,524                79              596             --               4,199
                                         --------------    --------------   --------------   --------------    --------------
         Total current assets                    34,716             3,989           22,261           (4,334)           56,632
                                         --------------    --------------   --------------   --------------    --------------
Net property, plant and equipment                24,515             3,035            6,289             --              33,839

OTHER ASSETS:
    Investment in subsidiaries                   43,638             5,939             --            (49,577)             --
    Intercompany loan receivable                   --              25,420             --            (25,420)             --
    Other assets                                 19,288             3,843            4,685             --              27,816
                                         --------------    --------------   --------------   --------------    --------------
         Total assets                    $      122,157    $       42,226   $       33,235   $      (79,331)   $      118,287
                                         ==============    ==============   ==============   ==============    ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                      $       15,275    $        1,075   $        8,922   $       (3,922)   $       21,350
LONG-TERM DEBT, net of current
    Portion                                     100,000              --              2,523             --             102,523
INTERDIVISION LONG-TERM DEBT                     15,145              --             10,275          (25,420)             --
OTHER NONCURRENT LIABILITIES                      3,982               638            2,039             --               6,659
SHAREHOLDERS' EQUITY (DEFICIT)                  (12,245)           40,513            9,476          (49,989)          (12,245)
                                         --------------    --------------   --------------   --------------    --------------
    Total liabilities and
    shareholders' equity                 $      122,157    $       42,226   $       33,235   $      (79,331)   $      118,287
                                         ==============    ==============   ==============   ==============    ==============

                                                    SIMONDS INDUSTRIES INC.
                                                  CONSOLIDATING BALANCE SHEET
                                                        (In Thousands)
                                                          (Unaudited)
                                                                        AS OF JULY 1, 2000
                                         -------------------------------------------------------------------------------------
                                             PARENT           GUARANTOR     NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                         --------------    --------------   --------------    --------------    --------------
         ASSETS
CURRENT ASSETS:
    Cash                                 $        7,538    $           90   $          690              --      $        8,318
    Accounts receivable                           8,856               942            8,385              --              18,183
    Intercompany accounts receivable              2,934             1,768            1,514            (6,216)             --
    Inventories:
      Raw materials                               3,357                45            1,882              --               5,284
      Work in progress                            5,368               477            1,431              --               7,276
      Finished goods                              5,254               645            8,723              (285)           14,337
    Other current assets                          2,756                54              470              --               3,280
                                         --------------    --------------   --------------    --------------    --------------
         Total current assets                    36,063             4,021           23,095            (6,501)           56,678
                                         --------------    --------------   --------------    --------------    --------------
Net property, plant and equipment                24,525             2,993            5,931              --              33,449

OTHER ASSETS:
    Investment in subsidiaries                   43,758             5,031             --             (48,789)             --
    Intercompany loan receivable                                   25,146             --             (25,146)             --
    Other assets                                 19,018             3,710            4,539              --              27,267
                                         --------------    --------------   --------------    --------------    --------------
         Total assets                    $      123,364    $       40,901   $       33,565    $      (80,436)   $      117,394
                                         ==============    ==============   ==============    ==============    ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                      $       17,120    $          877   $        9,307    $       (6,226)   $       21,078
LONG-TERM DEBT, net of current
    Portion                                     100,000              --              2,612              --             102,612
INTERDIVISION LONG-TERM DEBT                     15,145              --             10,001           (25,146)             --
OTHER NONCURRENT LIABILITIES                      3,982               638            1,967              --               6,587
SHAREHOLDERS' EQUITY (DEFICIT)                  (12,883)           39,386            9,678           (49,064)          (12,883)
                                         --------------    --------------   --------------    --------------    --------------
    Total liabilities and
    shareholders' equity                 $      123,364    $       40,901   $       33,565    $      (80,436)   $      117,394
                                         ==============    ==============   ==============    ==============    ==============

                                                    SIMONDS INDUSTRIES INC.
                                             CONSOLIDATING STATEMENT OF OPERATIONS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                        Three Months ended July 3, 1999
                                        --------------------------------------------------------------------------------------
                                            Parent          Guarantors      Non-Guarantors     Eliminations      Consolidated
                                        --------------    --------------    --------------    --------------    --------------
Net sales                               $       21,156    $        2,784    $       10,814    $       (3,169)   $       31,585
Cost of goods sold                              14,818             1,774             8,232            (3,169)           21,655
                                        --------------    --------------    --------------    --------------    --------------
           Gross profit                          6,338             1,010             2,582                 0             9,930

Selling, general and administrative
expense                                          3,666               661             2,078                 0             6,405
                                        --------------    --------------    --------------    --------------    --------------
           Operating income                      2,672               349               504                 0             3,525

Other expenses (income):
  Interest expense                               3,058               110               324              (722)            2,770
  Interest income                                  (35)             (659)              (66)              722               (38)
  Other, net                                      (336)              307               (19)                0               (48)
  Equity in earnings of subsidiaries              (501)             (148)                0               649                 0
                                        --------------    --------------    --------------    --------------    --------------
           Income before income taxes              486               739               265              (649)              841

Provision for income taxes                          76               238               117                 0               431
                                        --------------    --------------    --------------    --------------    --------------
           Net income                   $          410    $          501    $          148    $         (649)   $          410
                                        ==============    ==============    ==============    ==============    ==============

                                                    SIMONDS INDUSTRIES INC.
                                             CONSOLIDATING STATEMENT OF OPERATIONS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                        Three Months ended July 1, 2000
                                        --------------------------------------------------------------------------------------
                                            Parent          Guarantors      Non-Guarantors     Eliminations      Consolidated
                                        --------------    --------------    --------------    --------------    --------------
Net sales                               $       22,277    $        2,375    $       11,310    $       (3,743)   $       32,219
Cost of goods sold                              15,637             1,503             8,742            (3,743)           22,139
                                        --------------    --------------    --------------    --------------    --------------
           Gross profit                          6,640               872             2,568                 0            10,080

Selling, general and administrative
expense                                          3,773               614             1,921                 0             6,308
                                        --------------    --------------    --------------    --------------    --------------
           Operating income                      2,867               258               647                 0             3,772

Other expenses (income):
  Interest expense                               3,119               103               375              (840)            2,757
  Interest income                                  (79)             (767)              (79)              840               (85)
  Other, net                                       178                79                23                 0               280
  Equity in earnings of subsidiaries              (737)             (220)                0               957                 0
                                        --------------    --------------    --------------    --------------    --------------
           Income before income taxes              386             1,063               328              (639)              820

Provision (benefit) for income taxes               (84)              326               108                 0               350
                                        --------------    --------------    --------------    --------------    --------------

           Net income                   $          470    $          737    $          220    $         (957)   $          470
                                        ==============    ==============    ==============    ==============    ==============

                                                    SIMONDS INDUSTRIES INC.
                                             CONSOLIDATING STATEMENT OF OPERATIONS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                        Six Months ended July 3, 1999
                                        --------------------------------------------------------------------------------------
                                            Parent          Guarantors      Non-Guarantors     Eliminations      Consolidated
                                        --------------    --------------    --------------    --------------    --------------
Net sales                               $       41,526    $        5,197    $       22,849    $       (6,568)   $       63,004
Cost of goods sold                              29,117             3,315            17,468            (6,568)           43,332
                                        --------------    --------------    --------------    --------------    --------------
           Gross profit                         12,409             1,882             5,381                 0            19,672

Selling, general and administrative
expense                                          7,401             1,330             4,083                 0            12,814
                                        --------------    --------------    --------------    --------------    --------------
           Operating income                      5,008               552             1,298                 0             6,858

Other expenses (income):
  Interest expense                               6,124               220               654            (1,419)            5,579
  Interest income                                  (70)           (1,295)             (131)            1,419               (77)
  Other, net                                      (385)              319               (35)                0              (101)
  Equity in earnings of subsidiaries            (1,239)             (457)                0             1,696                 0
                                        --------------    --------------    --------------    --------------    --------------
           Income before income taxes              578             1,765               810            (1,696)            1,457

Provision (benefit) for income taxes              (149)              526               353                 0               730
                                        --------------    --------------    --------------    --------------    --------------
           Net income                   $          727    $        1,239    $          457    $       (1,696)   $          727
                                        ==============    ==============    ==============    ==============    ==============

                                                    SIMONDS INDUSTRIES INC.
                                             CONSOLIDATING STATEMENT OF OPERATIONS
                                                        (In Thousands)
                                                          (Unaudited)
                                                                        Six Months ended July 1, 2000
                                        --------------------------------------------------------------------------------------
                                            Parent          Guarantors      Non-Guarantors     Eliminations      Consolidated
                                        --------------    --------------    --------------    --------------    --------------

Net sales                               $       44,290    $        5,175    $       23,603    $       (8,057)   $       65,011
Cost of goods sold                              31,308             3,239            18,076            (8,057)           44,566
                                        --------------    --------------    --------------    --------------    --------------
           Gross profit                         12,982             1,936             5,527                 0            20,445

Selling, general and administrative
expense                                          7,648             1,291             3,858                 0            12,797
                                        --------------    --------------    --------------    --------------    --------------
           Operating income                      5,334               645             1,669                 0             7,648

Other expenses (income):
  Interest expense                               6,214               204               744            (1,638)            5,524
  Interest income                                 (106)           (1,496)             (152)            1,638              (116)
  Other, net                                       265               215                (9)                0               471
  Equity in earnings of subsidiaries            (1,721)             (666)                0             2,387                 0
                                        --------------    --------------    --------------    --------------    --------------
           Income before income taxes              682             2,388             1,086            (2,387)            1,769

Provision (benefit) for income taxes              (302)              667               420                 0               785
                                        --------------    --------------    --------------    --------------    --------------
           Net income                   $          984    $        1,721    $          666    $       (2,387)   $          984
                                        ==============    ==============    ==============    ==============    ==============

                                                      SIMONDS INDUSTRIES INC.
                                               CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                            (Unaudited)
                                                                        SIX MONTHS ENDED JULY 3, 1999
                                            --------------------------------------------------------------------------------------
                                                PARENT          GUARANTORS      NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                            --------------    --------------    --------------    --------------    --------------
Net cash (used in)/provided by operating
  activities:                               $       (6,439)   $          574    $         (698)   $        2,115    $       (4,448)

Cash flows from investing activities:
  Proceeds from asset sales                             12              --                  22              --                  34
  Purchase of equipment                             (1,631)             (755)             (330)             --              (2,716)
  Acquisitions                                        --                --                --                --                --
                                            --------------    --------------    --------------    --------------    --------------
      Net cash (used in) investing
activities                                          (1,619)             (755)             (308)             --              (2,682)

Cash flows from financing activities:
  Change in overdraft                                 --                --                  (9)             --                  (9)
  Net  repayment of revolving credit
    facility                                          --                --              (1,324)             --              (1,324)
  Proceeds from issuance of long-term debt-
       net of issuance cost                           --                --                 467              --                 467
  Principal payments of long-term debt                --                --                 (11)             --                 (11)
  Intercompany loans                                  --              (1,834)            1,836                (2)             --
  Issuance of common stock                            --               2,072                 1            (2,073)             --
  Purchase of treasury stock                           (35)             --                --                --                 (35)
  Dividends (paid) received                            182              (182)             --                --                --
  Other                                                (35)             --                --                --                 (35)
                                            --------------    --------------    --------------    --------------    --------------
  Net cash (used in)/provided by
    financing activities                               112                56               960            (2,075)              947
  Effect of Foreign Exchange                          --                --                 152               (40)              112
                                            --------------    --------------    --------------    --------------    --------------
Increase (decrease) in cash                         (7,946)             (125)              106            (7,965)

Cash at beginning of the period                      8,602               209               487              --               9,298
                                            --------------    --------------    --------------    --------------    --------------
Cash at end of the period                   $          656    $           84    $          593              --      $        1,333
                                            ==============    ==============    ==============    ==============    ==============

                                                       SIMONDS INDUSTRIES INC
                                               CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                            (Unaudited)
                                                                        SIX MONTHS ENDED JULY 1, 2000
                                            --------------------------------------------------------------------------------------
                                                PARENT          GUARANTORS      NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                            --------------    --------------    --------------    --------------    --------------
Net cash provided by operating
  activities:                               $        2,031    $          847    $          384    $          (16)   $        3,246

Cash flows from investing activities:
  Proceeds from asset sales                              8              --                  32              --                  40
  Purchase of equipment                             (1,300)              (97)             (218)             --              (1,615)
  Acquisitions                                        (483)             --                --                --                (483)
                                            --------------    --------------    --------------    --------------    --------------
      Net cash (used in) investing
        activities                                  (1,775)              (97)             (186)             --              (2,058)

Cash flows from financing activities:
  Change in overdraft                                 --                --                 (58)             --                 (58)
  Net  proceeds from revolving credit
    facility                                          --                --                  30              --                  30
  Proceeds from issuance of long-term debt-
       net of issuance cost                           --                --                --                --                --
  Principal payments of long-term debt                --                --                  78              --                  78
  Intercompany loans                                  --                 274              (273)               (1)             --
  Issuance of common stock                              18               144                (1)             (143)               18
  Dividends (paid) received                          1,100            (1,100)             --                --                --
  Purchase of treasury stock                          (995)             --                --                --                (995)
  Other                                               --                --                --                --                --
                                            --------------    --------------    --------------    --------------    --------------
  Net cash (used in)/provided by
    financing activities                               123              (682)             (224)             (144)             (927)
  Effect of Foreign Exchange                          --                (318)             (168)              160              (326)
                                            --------------    --------------    --------------    --------------    --------------
Increase (decrease) in cash                            379              (250)             (194)             --                 (65)

Cash at beginning of the period                      7,159               340               884              --               8,383
                                            --------------    --------------    --------------    --------------    --------------
Cash at end of the period                   $        7,538    $           90    $          690              --      $        8,318
                                            ==============    ==============    ==============    ==============    ==============

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations

Comparison of Second Quarter 2000 and Second Quarter 1999

Net Sales: Net Sales for the second quarter of 2000 were $32.2 million or 2.0% higher than second quarter 1999 net sales of $31.6 million. The higher 2000 quarterly results were realized primarily through higher sales of metal products during the period. Sales from our European operations were better than last year in their own currencies and in U.S. dollars, but were impacted unfavorably by the comparably strong U.S. dollar. Sales would have been higher in 2000 by $440 and $200 in our German and UK operations, respectively, if exchange rates were unchanged from last year's second quarter.

Gross Profit Margin: Gross Profit was $10,080 for the second quarter of 2000, an increase of $150 from $9,930 for the corresponding period in 1999. Gross Profit as a percentage of net sales was 31.3 % and 31.4% for the three months ended July 1, 2000 and July 3, 1999, respectively. The slight change in gross profit margin is due primarily to the change in product mix between quarters.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 19.6% or $6,308 and 20.3% or $6,405 for the second quarter of 2000 and 1999, respectively. Expenses were below last year's level primarily due to lower Selling and Administrative expenses. This in combination with higher sales in the second quarter of 2000 resulted in a 0.7% improvement as a percent of sales.

Operating Income: As a result of the foregoing, operating income increased $247 to $3,772 in the second quarter of 2000 when compared to the comparable period in 1999.

Other, Net: Other, Net was $280 in the second quarter of 2000 and $(48) in the comparable quarter of 1999. This swing from quarter to quarter is primarily comprised of unfavorable realized foreign exchange losses and losses on disposal of fixed assets in the second quarter of 2000 and realized exchange gains in the second quarter of 1999.

Interest Expense: Interest expense was lower by $60 in the second quarter of 2000 compared to the corresponding period in 1999. This is primarily due to a significant increase in interest income generated during the second quarter from overnight investing of available cash. The vast majority of the Company's interest expense is for $100,000 of Senior Subordinated Notes at 10 1/4% per annum, which does not change from one quarter to the next.

Income Taxes: The provision for income taxes was approximately $350 or a 42.7% effective tax rate for the second quarter of 2000, as compared to approximately $431 or a 51.2% effective tax rate for the second quarter of 1999. The effective tax rates differ primarily as a result of goodwill amortization and certain expenses that are not deductible for tax purposes.

Net Income: As a result of the foregoing, net income increased $60 in the second quarter of 2000 when compared to the comparable period of 1999.

Comparison of Six Months Ended July 1, 2000 and July 3, 1999

Net Sales: Net Sales for the six months ended July 1, 2000 were $65.0 million or 3.2% higher than six months ended July 3, 1999 net sales of $63.0 million. The higher 2000 year-to-date results were realized primarily in our North American operations. Sales from our European operations were better than last year in their own currencies, but were impacted unfavorably by the comparably strong U.S. dollar. Sales would have been higher in 2000 by $912 and $269 in our German and UK operations, respectively, if exchange rates were unchanged from last year's.

Gross Profit Margin: Gross Profit was $20,445 for the first six months of 2000, an increase of $773 from $19,672 for the corresponding period in 1999. Gross Profit as a percentage of net sales was 31.4 % and 31.2% for the six months ended July 1, 2000 and July 3, 1999, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 19.7% or $12,797 and 20.3% or $12,814 for the six months of 2000 and 1999, respectively. With expenses remaining constant and the higher sales in the six months of 2000, this resulted in a 0.6% improvement as a percent of sales.

Operating Income: As a result of the foregoing, operating income increased $790 to $7,648 in the first six months of 2000 when compared to the comparable period in 1999.

Interest Expense: Interest expense was lower by $94 in the first six months of 2000 compared to the corresponding period in 1999. This is primarily due to lower debt outstanding in the Company's European operations and higher interest income. The vast majority of the Company's interest expense is for $100,000 of Senior Subordinated Notes at 10 1/4% per annum which is the same in both periods.

Other, net: The primary reason for other expense of $471 in the six months of 2000 and other (income) of $(101) in the comparable six months of 1999 was primarily comprised of realized foreign exchange losses in 2000 and gains in 1999.

Income Taxes: The provision for income taxes was approximately $785 or a 44.4% effective tax rate for the first six months of 2000, as compared to approximately $730 or a 50.1% effective tax rate for the first six months of 1999.

Net Income: As a result of the foregoing, net income increased $257 in the first six months of 2000 when compared to the comparable period of 1999.

Liquidity and Capital Resources

Simonds principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

The Company's Senior Credit Facility provides a $30,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line was undrawn as of July 1, 2000. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's alternate base rate, as defined, or LIBOR plus the applicable margin. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

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

Net Cash Flow: Operations generated $3,246 for the six month period ended July 1, 2000 compared to a use of cash of $4,448 for the comparable period year ago. The primary reason for the large swing between periods is the payment of semi-annual interest on the Company's Senior Subordinated Notes which occurred twice during the 1999 period, but only once in the 2000 period. Additionally, the combined spending on inventory build and purchases of equipment was $3,102 higher in the first six months of 1999 than the comparable period in 2000.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

Exhibit No. 27 - Financial Data Schedule

Reports On Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended July 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

                                   By:     /s/ Henry J. Botticello
                                           -----------------------
                                             Henry J. Botticello
                                             CFO
                                             August 11, 2000