Form 10-Q
period 2000-09-30
SIMONDS INDUSTRIES INC
filed 2000-11-13
CIK 1067919

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

    For the quarterly period ended September 30, 2000.


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

Yes [X]  No [ ]


Number of shares outstanding of the registrant's voting and non-voting common stock, as of October 20, 2000: 66,298.39 and 7,897.45, respectively.


================================================================================

                             Simonds Industries Inc.
                                 Form 10-Q Index
                                                                        Page No.
            Part I.  Financial Information
            ------------------------------

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets - January 1, 2000 and September
            30, 2000                                                          3

            Consolidated Statements of Operations - three and nine months
            ended October 2, 1999 and September 30, 2000                      4


            Consolidated Statements of Cash Flows - nine months ended
            October 2, 1999 and September 30, 2000                            5


            Consolidated Statements of Shareholders' Equity (Deficit)- for
            the nine months ended October 2, 1999 and September 30, 2000      6


            Notes to Consolidated Financial Statements - September 30,
            2000                                                              7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              15

            Part II.  Other Information
            ---------------------------

Item 6.     Exhibits and Reports on Form 8-K                                 19

            Signatures                                                       20

            Exhibit No. 27 - Financial Data Schedule                         21

Part 1.  Financial Information

Item 1.  Financial Statements (Unaudited)

                                      SIMONDS INDUSTRIES INC.
                                    CONSOLIDATED BALANCE SHEETS
                                (In Thousands, except share amounts)

                                        ASSETS
                                        ------                          January 1,   September 30,
                                                                          2000           2000
                                                                        ---------      ---------
                                                                                      (unaudited)
CURRENT ASSETS:
      Cash                                                              $   8,383      $   5,980
      Accounts receivable, net of reserves of $993 and $946                17,400         17,108
      Inventories (Note 3)                                                 26,650         24,436
      Other current assets                                                  3,162          2,917
      Refundable income taxes                                               1,037             86
                                                                        ---------      ---------
                Total current assets                                       56,632         50,527

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                  2,300          2,265
      Buildings and improvements                                           10,684         10,451
      Machinery and equipment                                              32,126         32,535
      Construction-in-progress                                                314            940
                                                                        ---------      ---------
                                                                           45,424         46,191

      Less- Accumulated depreciation                                       11,585         13,493
                                                                        ---------      ---------

                Net property, plant and equipment                          33,839         32,698

OTHER ASSETS:
      Goodwill, net of accumulated amortization
      of $2,223 and $2,680                                                 22,308         22,341
      Deferred financing costs, net of accumulated
      amortization of $764 and $1,145                                       3,900          3,513
      Other, including buildings held for resale                            1,608          1,523
                                                                        ---------      ---------
                Total other assets                                         27,816         27,377
                                                                        ---------      ---------
                Total assets                                            $ 118,287      $ 110,602
                                                                        =========      =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
      Overdraft facilities                                              $     190      $     242
      Revolving credit loans and notes payable                                321            279
      Current portion of long-term debt                                        14              0
      Accounts payable                                                      6,871          6,030
      Accrued payroll and employee benefits                                 4,034          4,026
      Accrued interest                                                      5,153          2,589
      Other accrued liabilities                                             2,739          1,747
      Currently deferred income taxes                                       2,028          2,025
                                                                        ---------      ---------
           Total current liabilities                                       21,350         16,938

LONG-TERM DEBT, net of current portion (Note 4)                           102,523        102,412

DEFERRED INCOME TAXES                                                       4,808          4,760

OTHER NONCURRENT LIABILITIES                                                1,851          1,656

COMMITMENTS AND CONTINGENCIES                                                --             --
                                                                        ---------      ---------
SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value-
           Authorized - 200,000 shares
           Issued and outstanding - 76,289 and 74,196                           1              1
      Capital in excess of par value                                      (24,405)       (24,387)
      Retained earnings                                                    14,130         13,673
      Additional minimum pension liability, net of
      $58 tax effect                                                         (135)          (135)
      Cumulative translation adjustment                                    (1,715)        (3,200)
      Treasury stock, at cost                                                (121)        (1,116)
                                                                        ---------      ---------
                Total shareholders' equity (deficit)                      (12,245)       (15,164)
                                                                        ---------      ---------
                Total liabilities and shareholders' equity              $ 118,287      $ 110,602
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

                                        SIMONDS INDUSTRIES INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In Thousands)
                                              (Unaudited)

                                                 --------------------------------------------------
                                                   Three Months Ended         Nine Months Ended
                                                October 2,  September 30,   October 2,  September 30,
                                                   1999          2000          1999          2000
                                                 --------      --------      --------      --------
Net sales                                        $ 32,072      $ 30,399      $ 95,076      $ 95,410
Cost of goods sold                                 22,071        22,403        65,403        66,969
                                                 --------      --------      --------      --------

           Gross profit                            10,001         7,996        29,673        28,441

Selling, general and administrative expense         6,156         6,343        18,790        19,140
                                                 --------      --------      --------      --------

           Operating income                         3,845         1,653        10,703         9,301

Other expenses (income):
  Interest expense                                  2,764         2,740         8,266         8,148
  Other, net                                         (280)          268          (381)          739
                                                 --------      --------      --------      --------

           Income (loss) before income taxes        1,361        (1,355)        2,818           414

Provision for income taxes                            581            86         1,311           871
                                                 --------      --------      --------      --------

           Net income (loss)                     $    780      ($ 1,441)     $  1,507      ($   457)
                                                 ========      ========      ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)
                                                        --------------------
                                                          NINE MONTHS ENDED
                                                       OCTOBER 2, SEPTEMBER 30,
                                                          1999         2000
                                                        --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (loss)                                     $ 1,507      ($  457)
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                       3,635        3,935
      Gain (loss) on asset sales                            (11)          80
      (Benefit) from deferred income taxes                  (38)         (51)
      Changes in assets and liabilities, net of
         acquisitions:
        Accounts receivable                              (2,209)         417
        Inventories                                      (1,142)       2,225
        Income tax refunds receivable                      --            951
        Other current and non-current assets               (120)          13
        Accounts payable                                   (745)        (939)
        Accrued expenses                                 (2,265)      (3,588)
        Other non-current liabilities                       (84)        (195)
                                                        -------      -------

Net cash (used in) provided by operating activities      (1,472)       2,391
                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment              34          930
   Purchase of equipment                                 (3,631)      (2,828)
   Acquisition of assets of Bluebonnet Tool                --           (483)
   Acquisition of Cirtec, Inc.                             --           (462)
                                                        -------      -------

      Net cash (used in) investing activities            (3,597)      (2,843)
                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                  43           52
   Net (uses) under revolving credit                     (1,205)         (42)
   Proceeds from issuance of long-
      term debt-net of issuance costs                       602         --
   Principal payments of long-term debt                     (15)        (125)
   Issuance of common stock                                --             18
   Purchase of treasury stock                               (56)        (995)
   Other                                                    (38)        --
                                                        -------      -------
     Net cash (used in ) financing activities              (669)      (1,092)
                                                        -------      -------
EFFECT OF EXCHANGE RATE ON CASH                            (207)        (859)
                                                        -------      -------
NET (DECREASE) IN CASH                                   (5,945)      (2,403)

CASH AT BEGINNING OF PERIOD                               9,298        8,383
                                                        -------      -------
CASH AT END OF PERIOD                                   $ 3,353      $ 5,980
                                                        =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                                                    SIMONDS INDUSTRIES INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               For the nine months ended October 2, 1999 and September 30, 2000
                                             (In thousands, except share amounts)
                                                          (Unaudited)


                                                             CAPITAL              ACCUMULATED               TOTAL
                                                               IN                    OTHER               SHAREHOLDERS' COMPREHENSIVE
                                     COMMON      COMMON      EXCESS     RETAINED COMPREHENSIVE TREASURY     EQUITY         INCOME
                                     SHARES      STOCK       OF PAR     EARNINGS      LOSS       STOCK     (DEFICIT)       (LOSS)
                                    --------    --------    --------    --------    --------    --------    --------      --------
Balance at January 2, 1999            76,333    $      1    $(24,405)   $ 12,696    $   (907)   $    (65)   $(12,680)         --
   Net Income                           --          --          --         1,507        --          --         1,507      $  1,507
   Foreign Currency
    Translation Adjustment              --          --          --          --          (385)       --          (385)         (385)
   Acquisition of Treasury Stock         (44)       --          --          --          --           (56)        (56)
                                    --------    --------    --------    --------    --------    --------    --------      --------
Balance at October 2, 1999            76,289    $      1    $(24,405)   $ 14,203    $ (1,292)   $   (121)   $(11,614)     $  1,122
                                    ========    ========    ========    ========    ========    ========    ========      ========

Balance at January 1, 2000            76,289    $      1    ($24,405)   $ 14,130    ($ 1,850)   ($   121)   ($12,245)         --
   Net Income                           --          --          --          (457)       --          --          (457)     $   (457)
   Foreign Currency
    Translation Adjustment              --          --          --          --        (1,485)       --        (1,485)       (1,485)
   Amortization of Stock Option
   Compensation                         --          --            18        --          --          --            18          --
   Acquisition of Treasury Stock      (2,093)       --            --        --          --          (995)       (995)
                                    --------    --------    --------    --------    --------    --------    --------      --------
Balance at September
30, 2000                              74,196    $      1    $(24,387)   $ 13,673    $ (3,335)   $ (1,116)   $(15,164)     $ (1,942)
                                    ========    ========    ========    ========    ========    ========    ========      ========

Comprehensive income (loss) for the three month periods ended October 2, 1999 and September 30, 2000 was $915 and $(2,281).



                                Net                 Translation            Comprehensive
                             Income (Loss)           Adjustment             Income(Loss)

Period Ended October
2, 1999                      $    780                $    135                $    915

Period Ended September
30, 2000                     $ (1,441)               $   (840)               $ (2,281)


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

The consolidated balance sheet presented as of January 1, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

2.   Acquisitions and Divestitures

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

On September 12, 2000 the decision was made to close the Notting facility in the UK. Accordingly, the Company established a reserve for reorganization of $1,440. In accordance with EITF 94-3, the reserve is comprised of approximately $880 relating to the elimination of certain product lines, $220 to move equipment to other facilities and write off excess assets, $215 employee related costs, and $125 miscellaneous reorganization costs. These costs total $365 cash expenses and $1,075 of non-cash items. This reorganization cost was all recognized in the September quarter of 2000 and reflected in the accompanying financial statements.

In conjunction with the reorganization of the Notting facility in the UK the Company has decided to curtail the W. Notting Limited Retirement Benefits Plan effective as of

September 30, 2000. Any gain or loss of the curtailment is pending an actuarial valuation.

On May 26, 2000 the Company purchased certain assets, mainly inventory and equipment, for $483 from Bluebonnet Tool Company, Inc. The Purchase price in excess of fair value of assets acquired of $193 is being amortized on a straight-line basis over 40 years.

On August 31, 2000 the Company purchased 100% of the outstanding stock of Cirtec Inc. ("Cirtec") for $462, which was paid in cash. The acquisition was accounted for as a purchase and the purchase price has been allocated based on the fair market value of the underlying assets and liabilities. The purchase price in excess of fair value of net assets acquired of $342 is being amortized on a straight-line basis over 40 years. The results of operations of Cirtec subsequent to the date of acquisition are reflected in the accompanying financial statements.

On August 31, 2000 the Company sold certain assets, mainly inventory and equipment, relating to its Rotary Rule business for $1,085 in cash to National Steel Rule Company ("Buyer"). The selling price in excess of book value of $785 was recorded as a gain. As part of the sale, the Company entered into an agreement not to compete with the Buyer in the Rotary Rule business.

During the third quarter 2000 the Company sold and disposed of machinery with a book value of $605 in its Fitchburg facility. The excess of book value and removal costs over selling price of $648 was recorded as a loss.

3. Inventories at January 1, 2000 and September 30, 2000 were as follows (in thousands).

                                      January 1,         September 30,
                                         2000                2000
                                    ---------------     ---------------

           Raw Materials                    $4,967              $5,061
           Work in progress                  6,429               7,512
           Finished goods                   15,254              11,863
                                    ---------------     ---------------
           Total                           $26,650             $24,436
                                    ===============     ===============

4.   Debt

Debt consists of the following at January 1, 2000 and September 30, 2000 (in thousands):

                                                       January 1,  September 30,
                                                          2000         2000
                                                        --------     --------

Line of credit facility for German Subsidiary with      $  2,523     $  2,412
First Union National Bank up to approximately $2,480, interest payable quarterly at EURIBOR (4.79% at September 30, 2000) plus 1.25% terminating on October
1, 2003, payable in Deutschmarks

Line of credit facilities for Notting with Banco             135           60
Sabadell and Banco Popular of Spain, bearing interest at 7.00% and 6.75% and terminating on April 15, 2001 and May 17, 2001, respectively, payable in Spanish
Pesetas

Two term loans payable by Notting to National                200          219
Westminster Bank on October 31, 2000 and December 31,
2000 and bearing interest at 9.5% and 9.0%, respectively, payable in British Pounds

Senior Subordinated Notes issued July 8, 1998, and       100,000      100,000
maturing July 1, 2008, interest payable semi-annually
at 10.25%
                                                        --------     --------
                                                         102,858      102,691
Less-current maturities                                      335          279
                                                        --------     --------
                                                        $102,523     $102,412
                                                        ========     ========


5.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 for the next fiscal year, which begins on December 31, 2000.

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance. This SAB was amended by SAB 101B which defers the effective date of SAB 101 to the fourth quarter of fiscal 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company does not believe the adoption of SAB 101 will have a material impact on its consolidated financial statements.


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



                                            SIMONDS INDUSTRIES INC.
                                          CONSOLIDATING BALANCE SHEET
                                                (In Thousands)
                                                                AS OF JANUARY 1, 2000
                                         --------------------------------------------------------------------
                                          PARENT        GUARANTOR  NON-GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                         ---------      ---------     ---------      ---------      ---------
         ASSETS
CURRENT ASSETS:
    Cash                                 $   7,159      $     340     $     884           --        $   8,383
    Accounts receivable                      8,245          1,228         7,927           --           17,400
    Intercompany accounts receivable         1,563          1,271         1,215         (4,049)          --
    Inventories:
      Raw materials                          2,999            183         1,785           --            4,967
      Work in progress                       5,300            259           870           --            6,429
      Finished goods                         5,926            629         8,984           (285)        15,254
    Other current assets                     3,524             79           596          4,199           --
                                         ---------      ---------     ---------      ---------      ---------
         Total current assets               34,716          3,989        22,261         (4,334)        56,632
                                         ---------      ---------     ---------      ---------      ---------
Net property, plant and equipment           24,515          3,035         6,289           --           33,839

OTHER ASSETS:
    Investment in subsidiaries              43,638          5,939          --          (49,577)          --
    Intercompany loan receivable              --           25,420           --         (25,420)          --
    Other assets                            19,288          3,843         4,685           --           27,816
                                         ---------      ---------     ---------      ---------      ---------
         Total assets                    $ 122,157      $  42,226     $  33,235      $ (79,331)     $ 118,287
                                         =========      =========     =========      =========      =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                      $  15,275      $   1,075     $   8,922      $  (3,922)     $  21,350
LONG-TERM DEBT, net of current
    Portion                                100,000           --           2,523           --          102,523
INTERDIVISION LONG-TERM DEBT                15,145           --          10,275        (25,420)          --
OTHER NONCURRENT LIABILITIES                 3,982            638         2,039           --            6,659
SHAREHOLDERS' EQUITY (DEFICIT)             (12,245)        40,513         9,476        (49,989)       (12,245)
                                         ---------      ---------     ---------      ---------      ---------
    Total liabilities and
    shareholders' equity                 $ 122,157      $  42,226     $  33,235      $ (79,331)     $ 118,287
                                         =========      =========     =========      =========      =========

                                            SIMONDS INDUSTRIES INC.
                                          CONSOLIDATING BALANCE SHEET
                                                (In Thousands)
                                                  (Unaudited)
                                                               AS OF SEPTEMBER 30, 2000
                                         --------------------------------------------------------------------
                                          PARENT        GUARANTOR  NON-GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                         ---------      ---------     ---------      ---------      ---------
         ASSETS
CURRENT ASSETS:
    Cash                                 $   4,873      $     329     $     778          --        $   5,980
    Accounts receivable                      9,229            671         7,208          --           17,108
    Intercompany accounts receivable         3,231          1,943         2,102        (7,276)          --
    Inventories:
      Raw materials                          3,359             49         1,653          --            5,061
      Work in progress                       5,451            441         1,620          --            7,512
      Finished goods                         4,547            645         6,956          (285)        11,863
    Other current assets                     2,667             37           299          --            3,003
                                         ---------      ---------     ---------     ---------      ---------
         Total current assets               33,357          4,115        20,616        (7,561)        50,527
                                         ---------      ---------     ---------     ---------      ---------
Net property, plant and equipment           24,171          2,926         5,601          --           32,698
OTHER ASSETS:
    Investment in subsidiaries              41,167          5,031          --         (46,198)          --
    Intercompany loan receivable              --           24,683          --         (24,683)          --
    Other assets                            19,349          3,643         4,385          --           27,377
                                         ---------      ---------     ---------     ---------      ---------
         Total assets                    $ 118,044      $  40,398     $  30,602     $ (78,442)     $ 110,602
                                         =========      =========     =========     =========      =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                      $  14,081      $     680     $   9,452     $  (7,275)     $  16,938
LONG-TERM DEBT, net of current
    Portion                                100,000           --           2,412          --          102,412
INTERDIVISION LONG-TERM DEBT                15,145           --           9,538       (24,683)          --
OTHER NONCURRENT LIABILITIES                 3,982            638         1,796          --            6,416
SHAREHOLDERS' EQUITY (DEFICIT)             (15,164)        39,080         7,404       (46,484)       (15,164)
                                         ---------      ---------     ---------     ---------      ---------
    Total liabilities and
    shareholders' equity                 $ 118,044      $  40,398     $  30,602     $ (78,442)     $ 110,602
                                         =========      =========     =========     =========      =========


                                               SIMONDS INDUSTRIES INC.
                                        CONSOLIDATING STATEMENT OF OPERATIONS
                                                    (In Thousands)
                                                     (Unaudited)

                                                                             Three Months ended October 2, 1999
                                                         ------------------------------------------------------------------------
                                                          Parent        Guarantors    Non-Guarantors   Eliminations   Consolidated
Net sales                                                $ 21,092        $  2,863        $ 10,854        ($ 2,737)       $ 32,072
Cost of goods sold                                         14,686           1,779           8,401          (2,795)         22,071
                                                         --------        --------        --------        --------        --------

           Gross profit                                     6,406           1,084           2,453              58          10,001

Selling, general and administrative expense                 3,639             661           1,856               0           6,156
                                                         --------        --------        --------        --------        --------

           Operating income                                 2,767             423             597              58           3,845

Other expenses (income):
  Interest expense                                          3,089             108             344            (753)          2,788
  Interest income                                             (20)           (689)            (68)            753             (24)
  Other, net                                                   89            (348)            (21)              0            (280)
  Equity in earnings of subsidiaries                       (1,071)           (166)              0           1,237               0
                                                         --------        --------        --------        --------        --------

           Income before income taxes                         680           1,518             342          (1,179)          1,361

Provision (benefit) for income taxes                         (100)            505             176               0             581
                                                         --------        --------        --------        --------        --------

           Net income                                    $    780        $  1,013        $    166        ($ 1,179)       $    780
                                                         ========        ========        ========        ========        ========

                                               SIMONDS INDUSTRIES INC.
                                        CONSOLIDATING STATEMENT OF OPERATIONS
                                                    (In Thousands)
                                                     (Unaudited)

                                                                           Three Months ended September 30, 2000
                                                         ------------------------------------------------------------------------
                                                          Parent        Guarantors    Non-Guarantors   Eliminations   Consolidated

Net sales                                                $ 21,216        $  1,918        $ 10,826        ($ 3,561)       $ 30,399
Cost of goods sold                                         14,636           1,318          10,010          (3,561)         22,403
                                                         --------        --------        --------        --------        --------

           Gross profit                                     6,580             600             816               0           7,996

Selling, general and administrative expense                 3,784             505           2,054               0           6,343
                                                         --------        --------        --------        --------        --------

           Operating income (loss)                          2,796              95          (1,238)              0           1,653

Other expenses (income):
  Interest expense                                          3,125              95             402            (831)          2,791
  Interest income                                             (47)           (758)            (77)            831             (51)
  Other, net                                                   27              50             191               0             268
  Equity in earnings of subsidiaries                        1,175           1,597               0          (2,772)              0
                                                         --------        --------        --------        --------        --------

           (Loss) before income taxes                      (1,484)           (889)         (1,754)          2,772          (1,355)

Provision (benefit) for income taxes                          (43)            286            (157)              0              86
                                                         --------        --------        --------        --------        --------

           Net (loss)                                    ($ 1,441)       ($ 1,175)       ($ 1,597)       $  2,772        ($ 1,441)
                                                         ========        ========        ========        ========        ========

                                               SIMONDS INDUSTRIES INC.
                                        CONSOLIDATING STATEMENT OF OPERATIONS
                                                    (In Thousands)
                                                     (Unaudited)

                                                                              Nine Months ended October 2, 1999
                                                         ------------------------------------------------------------------------
                                                          Parent        Guarantors    Non-Guarantors   Eliminations   Consolidated
Net sales                                                $ 62,618        $  8,060        $ 33,703        ($ 9,305)         95,076
Cost of goods sold                                         43,803           5,094          25,869          (9,363)         65,403
                                                         --------        --------        --------        --------        --------

           Gross profit                                    18,815           2,996           7,834              58          29,673

Selling, general and administrative expense                11,040           1,991           5,939               0          18,970
                                                         --------        --------        --------        --------        --------

           Operating income                                 7,775             975           1,895              58          10,703

Other expenses (income):
  Interest expense                                          9,213             328             998          (2,172)          8,367
  Interest income                                             (90)         (1,984)           (199)          2,172            (101)
  Other, net                                                 (296)            (29)            (56)              0            (381)
  Equity in earnings of subsidiaries                       (2,310)           (623)              0           2,933               0
                                                         --------        --------        --------        --------        --------

           Income before income taxes                       1,258           3,283           1,152          (2,875)          2,818

Provision (benefit) for income taxes                         (249)          1,031             529               0           1,311
                                                         --------        --------        --------        --------        --------

           Net income                                    $  1,507        $  2,252        $    623        ($ 2,875)       $  1,507
                                                         ========        ========        ========        ========        ========

                                               SIMONDS INDUSTRIES INC.
                                        CONSOLIDATING STATEMENT OF OPERATIONS
                                                    (In Thousands)
                                                     (Unaudited)

                                                                            Nine Months ended September 30, 2000
                                                         ------------------------------------------------------------------------
                                                          Parent        Guarantors    Non-Guarantors   Eliminations    Consolidated

Net sales                                                 $ 65,506        $  7,093        $ 34,429        ($11,618)       $ 95,410
Cost of goods sold                                          45,944           4,557          28,086         (11,618)         66,969
                                                          --------        --------        --------        --------        --------

           Gross profit                                     19,562           2,536           6,343               0          28,441

Selling, general and administrative expense                 11,432           1,796           5,912               0          19,140
                                                          --------        --------        --------        --------        --------

           Operating income                                  8,130             740             431               0           9,301

Other expenses (income):
  Interest expense                                           9,339             299           1,146          (2,469)          8,315
  Interest income                                             (153)         (2,254)           (229)          2,469            (167)
  Other, net                                                   292             265             182               0             739
  Equity in earnings of subsidiaries                          (546)            931               0            (385)              0
                                                          --------        --------        --------        --------        --------

           Income (loss) before income taxes                  (802)          1,499            (668)            385             414

Provision (benefit) for income taxes                          (345)            953             263               0             871
                                                          --------        --------        --------        --------        --------

           Net income (loss)                              ($   457)       $    546        ($   931)       $    385        ($   457)
                                                          ========        ========        ========        ========        ========

                                                     SIMONDS INDUSTRIES INC.
                                             CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                           (Unaudited)

                                                                          NINE MONTHS ENDED OCTOBER 2, 1999
                                                    ---------------------------------------------------------------------------
                                                     PARENT        GUARANTORS      NON-GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                    ---------------------------------------------------------------------------
Net cash (used in)/provided by operating
  activities:                                       ($4,829)         $ 2,049          ($  809)         $ 2,117          ($1,472)

Cash flows from investing activities:
  Proceeds from asset sales                              12             --                 22             --                 34
  Purchase of equipment                              (2,323)            (774)            (534)            --             (3,631)
  Acquisitions                                         --               --               --               --               --
                                                    -------          -------          -------          -------          -------
      Net cash (used in) investing activities        (2,311)            (774)            (512)            --             (3,597)

Cash flows from financing activities:
  Change in overdraft                                  --               --                 43             --                 43
  Net  repayment of revolving credit facility          --               --             (1,205)            --             (1,205)
  Proceeds from issuance of long-term debt-            --               --                602             --                602
       net of issuance cost
  Principal payments of long-term debt                 --               --                (15)            --                (15)
  Intercompany loans                                   --             (2,097)           2,088                9             --
  Issuance of common stock                             --              2,085                1           (2,086)            --
  Purchase of treasury stock                            (56)            --               --               --                (56)
  Dividends (paid) received                           1,201           (1,201)            --               --               --
  Other                                                 (38)            --               --               --                (38)
                                                    -------          -------          -------          -------          -------
  Net cash (used in)/provided by
       financing activities                           1,107           (1,213)           1,514           (2,077)            (669)

  Effect of Foreign Exchange                           --               --               (167)             (40)            (207)
                                                    -------          -------          -------          -------          -------
Increase (decrease) in cash                          (6,033)              62               26             --             (5,945)

Cash at beginning of the period                       8,602              209              487             --              9,298
                                                    -------          -------          -------          -------          -------
Cash at end of the period                           $ 2,569          $   271          $   513             --            $ 3,353
                                                    =======          =======          =======          =======          =======

                                                     SIMONDS INDUSTRIES INC.
                                             CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                           (Unaudited)

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    ---------------------------------------------------------------------------
                                                     PARENT        GUARANTORS      NON-GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                    ---------------------------------------------------------------------------
Net cash (used in)/provided by operating
  activities:                                       ($  535)         $ 1,353          $ 1,593          ($   20)         $ 2,391

Cash flows from investing activities:
  Proceeds from asset sales                             895             --                 35             --                930
  Purchase of equipment                              (2,400)             (99)            (329)            --             (2,828)
  Acquisitions                                         (945)            --               --               --               (945)
                                                    -------          -------          -------          -------          -------
      Net cash (used in) investing activities        (2,450)             (99)            (294)            --             (2,843)

Cash flows from financing activities:
  Change in overdraft                                  --               --                 52             --                 52
  Net  repayments of revolving credit facility         --               --                (42)            --                (42)
  Proceeds from issuance of long-term debt-
       net of issuance cost                            --               --               --               --               --
  Principal payments of long-term debt                 --               --               (125)            --               (125)
  Intercompany loans                                   --                737             (736)              (1)            --
  Issuance of common stock                               18              144               (2)            (142)              18
  Dividends (paid) received                           1,646           (1,646)            --               --               --
  Purchase of treasury stock                           (995)            --               --               --               (995)
  Other                                                --               --               --               --               --
                                                    -------          -------          -------          -------          -------
  Net cash (used in)/provided by
       financing activities                             669             (765)            (853)            (143)          (1,092)

  Effect of Foreign Exchange                             30             (500)            (552)             163             (859)
                                                    -------          -------          -------          -------          -------
(Decrease) in cash                                   (2,286)             (11)            (106)            --             (2,403)

Cash at beginning of the period                       7,159              340              884             --              8,383
                                                    -------          -------          -------          -------          -------
Cash at end of the period                           $ 4,873          $   329          $   778             --            $ 5,980
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

Results of Operations

Comparison of Third Quarter 2000 and Third Quarter 1999

Net Sales: Net Sales for the third quarter of 2000 were $30.4 million or 5.2% lower than third quarter 1999 net sales of $32.1 million. The lower 2000 quarterly results were the result of a depressed wood market for both machinery and consumable products during the period. Sales from our German operations were significantly better than last year in their own currency, but were impacted unfavorably by the comparably strong U.S. dollar. The strong U.S dollar also affected UK operations unfavorably. Sales would have been higher in 2000 by $536 and $334 in our German and UK operations, respectively, if exchange rates were unchanged from last year's third quarter.

Gross Profit Margin: Gross Profit was $7,996 for the third quarter of 2000, a decrease of $2,005 from $10,001 for the corresponding period in 1999. Gross Profit as a percentage of net sales was 26.3% and 31.2% for the three months ended September 30, 2000 and October 2, 1999, respectively. Gross Profits for the third quarter of 2000 reflect $988 reorganization charge to operations due to the shutdown of our Notting UK plant. Excluding this charge our gross profits would have been $8,894 or 29.6% of sales for the quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.9% or $6,343 and 19.2% or $6,156 for the second quarter of 2000 and 1999, respectively. The September 2000 quarter includes $302 as part of the Notting UK reorganization reserves. Excluding this charge, selling, general and administrative expenses would have been $6,041 or 19.9% of sales for the quarter.

Operating Income: As a result of the foregoing, operating income decreased $2,192 to $1,653 in the third quarter of 2000 when compared to the comparable period in 1999.

Other, Net: Other, Net was $268 in the third quarter of 2000 and $(280) in the comparable quarter of 1999. This swing from quarter to quarter is primarily comprised of unfavorable realized foreign exchange losses, the gain on certain assets relating to the sale of our rotary rule business, losses on disposal of U.S. fixed assets, and loss on disposal of fixed assets in the restructure of Notting UK in our 2000 third quarter, and realized exchange gains in the third quarter of 1999.

Interest Expense: Interest expense was higher by $24 in the third quarter of 2000 compared to the corresponding period in 1999. The vast majority of the Company's interest expense is for $100,000 of Senior Subordinated Notes at 10 1/4% per annum, which does not change from one quarter to the next.

Income Taxes: The provision for income taxes was approximately $86 compared to approximately $581 or a 42.7% effective tax rate for the third quarter of 1999. The primary reason for the tax provision in the third quarter of 2000 is that no tax benefits have been recognized on $1,440 of certain foreign losses in 2000.

Net Income: As a result of the foregoing, net income decreased $2,221 in the third quarter of 2000 when compared to the comparable period of 1999.

Comparison of Nine Months Ended September 30, 2000 and October 2, 1999

Net Sales: Net Sales for the nine months ended September 30, 2000 were $95.4 million or 0.4% higher than nine months ended October 2, 1999 net sales of $95.1 million. The higher 2000 year-to-date results were realized primarily in our North American operations. Sales from our European operations were better than last year in their own currencies, but were impacted unfavorably by the comparably strong U.S. dollar. Sales would have been higher in 2000 by $1,448 and $603 in our German and UK operations, respectively, if exchange rates were unchanged from last year's.

Gross Profit Margin: Gross Profit was $28,441 for the first nine months of 2000, a decrease of $1,232 from $29,673 for the corresponding period in 1999. Gross Profit as a percentage of net sales was 29.8 % and 31.2% for the nine months ended September 30, 2000 and October 2, 1999, respectively. As mentioned above, gross profits for the third quarter of 2000 reflect $988 reorganization charge to operations due to the shutdown of our Notting UK plant. Excluding the reorganization charge, gross profits were 30.8% of sales for the period in 2000.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.1% or $19,140 and 20.0% or $18,970 for the nine months of 2000 and 1999, respectively. Excluding reorganization charges of $302 year-to-date 2000 would have been 19.7% or 18,838.

Operating Income: As a result of the foregoing, operating income decreased $1,402 to $9,301 in the first nine months of 2000 when compared to the comparable period in 1999.

Interest Expense: Interest expense was lower by $118 in the first nine months of 2000 compared to the corresponding period in 1999. This is primarily due to lower debt outstanding in the Company's European operations and higher interest income. The vast majority of the Company's interest expense is for $100,000 of Senior Subordinated Notes at 10 1/4% per annum which is the same in both periods.

Other, net: The primary reasons for other expense of $739 in the nine months of 2000 and other (income) of $(381) in the comparable nine months of 1999 was primarily comprised of realized foreign exchange losses in 2000 and gains in 1999 as well as losses on disposal of fixed assets pertaining to U.S Domestic operations in the third quarter of 2000, and loss on disposal of fixed assets in the restructure of Notting UK.

Income Taxes: The provision for income taxes was approximately $871 or a 210.4% effective tax rate for the first nine months of 2000, as compared to approximately $1,311 or a 46.5% effective tax rate for the first nine months of 1999. The primary reason for this increase is that since their realization is uncertain, tax benefits have not been recognized on $1,440 of certain foreign losses in 2000.

Net Income: As a result of the foregoing, net income decreased $1,964 in the first nine months of 2000 when compared to the comparable period of 1999.

Liquidity and Capital Resources

Simonds principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

The Company's Senior Credit Facility provides a $30,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line was undrawn as of September 30, 2000. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's alternate base rate, as defined, or LIBOR plus the applicable margin. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

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

Net Cash Flow: Operations generated $2,391 for the nine month period ended September 30, 2000 compared to a use of cash of $1,472 for the comparable period a year ago. The primary reasons for the large swing between periods are an aggregate increase in accounts receivable and inventory in 1999 of $3,351 versus an aggregate decrease of $2,642. This favorable difference was offset somewhat by lower net income in 2000 when compared to 1999 of $1,964. However, $1,440 of the difference in net income is the result of the Notting reorganization charges to operations in the September 2000 quarter, of which, $1,075 represents non-cash items.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

Exhibit No. 27 - Financial Data Schedule

Reports On Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

         By:      /s/  Henry J. Botticello
                  ---------------------------------
                  Henry J. Botticello
                  CFO
                  November 10, 2000