Form 10-Q
period 2001-03-31
SIMONDS INDUSTRIES INC
filed 2001-05-14
CIK 1067919

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended March 31, 2001.

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

Yes [X]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of April 30, 2001: 68,478.72 and 8,968.01, respectively.

================================================================================

                       Simonds Industries Inc.
                           Form 10-Q Index
                                                                        Page No.
          Part I.  Financial Information
          ------------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - December 30, 2000 and
            March 31, 2001                                                  3

          Consolidated Statements of Operations - three months
            ended April 1, 2000 and March 31, 2001                          4

          Consolidated Statements of Cash Flows - three months
            ended April 1, 2000 and March 31, 2001                          5

          Consolidated Statements of Shareholders' Equity (Deficit)-
            for the three months ended April 1, 2000 and March 31, 2001     6

          Notes to Consolidated Financial Statements - March 31, 2001       7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14

          Part II.  Other Information
          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                 17

          Signatures                                                       18

Part 1.  Financial Information

Item 1.    Financial Statements (Unaudited)

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                     ASSETS
                                     ------
                                                         December 30,  March 31,
                                                             2000        2001
                                                          ---------   ---------
                                                                     (unaudited)
CURRENT ASSETS:
   Cash                                                      $8,913      $1,320
   Accounts receivable, net of reserves of $909 and $857     16,948      16,894
   Inventories (Note 3)                                      24,869      26,977
   Other current assets                                       3,162       3,334
   Refundable income taxes                                      818         818
                                                          ---------   ---------
              Total current assets                           55,121      49,343

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                       2,147       2,132
   Buildings and improvements                                10,275      10,132
   Machinery and equipment                                   33,952      36,570
   Construction-in-progress                                     988       2,255
                                                          ---------   ---------
                                                             47,362      51,089

   Less- Accumulated depreciation                            14,207      15,133
                                                          ---------   ---------
              Net property, plant and equipment              33,155      35,956

OTHER ASSETS:
   Goodwill and other intangible assets, net
     of accumulated amortization of $2,830 and $2,972        22,221      22,516
   Deferred financing costs, net of accumulated
     amortization of $1,077 and $1,182                        3,390       3,296
   Other, including buildings held for resale                 1,567       1,366
                                                          ---------   ---------
              Total other assets                             27,178      27,178
                                                          ---------   ---------

              Total assets                                 $115,454    $112,477
                                                          =========   =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Overdraft facilities                                        $128         $79
   Revolving credit loans and notes payable                     421       2,902
   Current portion of long-term debt                          2,409       1,885
   Accounts payable                                           7.807       6,644
   Accrued payroll and employee benefits                      4,371       3,122
   Accrued interest                                           5,153       2,679
   Other accrued liabilities                                  1,794       1,099
   Currently deferred income taxes                            1,547       1,546
                                                          ---------   ---------
         Total current liabilities                           26,630      19,956

LONG-TERM DEBT, net of current portion (Note 4)             100,000     102,500

DEFERRED INCOME TAXES                                         4,891       4,953

OTHER NONCURRENT LIABILITIES                                  2,266       2,116

COMMITMENTS AND CONTINGENCIES                                     -           -

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value-
         Authorized - 200,000 shares
         Issued and outstanding - 75,267 and 75,114               1           1
   Capital in excess of par value                           (24,387)    (24,387)
   Retained earnings                                         12,909      12,373
   Accumulated other comprehensive income (loss)             (2,740)     (3,851)
   Treasury stock, at cost                                   (1,116)     (1,184)
                                                          ---------   ---------
         Total shareholders' equity (deficit)              (15,333)     (17,048)
                                                          ---------   ---------
         Total liabilities and shareholders' equity        $115,454    $112,477
                                                          =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                        -----------------------
                                                           Three Months Ended
                                                        April 1,       March 31,
                                                          2000           2001
                                                        --------       --------
Net sales                                               $ 32,956       $ 30,653
Cost of goods sold                                        22,591         22,220
                                                        --------       --------
           Gross profit                                   10,365          8,433

Selling, general and administrative expense                6,489          6,294
                                                        --------       --------
           Operating income                                3,876          2,139

Other expenses (income):
  Interest expense, net                                    2,736          2,834
  Other, net                                                 191             53
                                                        --------       --------
           Income (loss) before income taxes                 949           (748)

Provision (benefit) for income taxes                         435           (212)
                                                        --------       --------
           Net income (loss)                            $    514       ($   536)
                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                  ---------------------------
                                                       THREE MONTHS ENDED
                                                    APRIL 1,       MARCH 31,
                                                      2000           2001
                                                  ---------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (loss)                                       $514          ($536)
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                      1,306          1,492
      Gain on asset sales                                   (2)           (10)
      Provision from deferred income taxes                  15             61
      Changes in assets and liabilities, net
       of acquisitions:
        Accounts receivable                               (552)            54
        Inventories                                       (421)        (1,082)
        Income tax refunds receivable                      283              -
        Other current and noncurrent assets               (113)           392
        Accounts payable                                  (623)        (1,163)
        Accrued expenses                                (3,283)        (4,418)
        Other non-current liabilities                      (70)          (150)
                                                  ---------------------------

Net cash (used in) operating activities                 (2,946)        (5,360)
                                                  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment             14             34
   Purchases of equipment                                 (726)          (788)
   Acquisition of assets - Nicholson
     Bandsaw Business                                        -         (2,566)
                                                  ---------------------------

      Net cash (used in) investing activities             (712)        (3,320)
                                                  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                (41)           (49)
   Net (uses) under revolving credit                      (135)          (599)
   Proceeds from issuance of long-
      term debt-net of issuance costs                        -          2,500
   Principal payments of long-term debt                   (328)             -
   Issuance of common stock                                 18              -
   Purchase of treasury stock                                -            (68)
   Other                                                                  (55)
                                                  ---------------------------
     Net cash (used in) provided by financing
       activities                                         (486)         1,729
                                                  ---------------------------

EFFECT OF EXCHANGE RATE ON CASH                           (297)          (642)
                                                  ---------------------------

NET (DECREASE) IN CASH                                  (4,441)        (7,593)

CASH AT BEGINNING OF PERIOD                              8,383          8,913
                                                  ---------------------------

CASH AT END OF PERIOD                                   $3,942         $1,320
                                                  ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
           For the three months ended April 1, 2000 and March 31, 2001
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                  ACCUMULATED
                                                          CAPITAL                    OTHER                    TOTAL    COMPREHENSIVE
                                 COMMON       COMMON     IN EXCESS    RETAINED   COMPREHENSIVE  TREASURY   SHAREHOLDERS'   INCOME
                                 SHARES        STOCK       OF PAR     EARNINGS       LOSS         STOCK   EQUITY(DEFICIT)  (LOSS)
                                --------     --------    --------     --------     --------     --------     --------     --------
Balance at January 1, 2000        76,289     $      1    ($24,405)    $ 14,130     ($ 1,850)    ($   121)    ($12,245)        --
   Net Income                       --           --          --            514         --           --            514     $    514
   Foreign Currency
    Translation Adjustment          --           --          --           --           (464)        --           (464)        (464)
   Amortization of Stock
Option
   Compensation                     --           --            18         --           --           --             18         --

                                --------     --------    --------     --------     --------     --------     --------     --------
Balance at April 1, 2000          76,289     $      1    ($24,387)    $ 14,644     ($ 2,314)    ($   121)    ($12,177)    $     50
                                ========     ========    ========     ========     ========     ========     ========     ========

Balance at December 30, 2000      75,267     $      1    ($24,387)    $ 12,909     ($ 2,740)    ($ 1,116)    ($15,333)
   Net Loss                         --           --          --           (536)        --           --           (536)        (536)
   Foreign Currency
    Translation Adjustment          --           --          --           --         (1,111)        --         (1,111)      (1,111)
   Acquisition of Treasury
     Stock                          (153)        --          --           --           --            (68)         (68)        --
                                --------     --------    --------     --------     --------     --------     --------     --------
Balance at March 31, 2001         75,114     $      1    ($24,387)    $ 12,373     ($ 3,851)    ($ 1,184)    ($17,048)    ($ 1,647)
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

The consolidated balance sheet presented as of December 30, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

2.    Acquisitions and Divestitures

      ACQUISITIONS

As part of the Company's May 8, 1998 acquisition of W. Notting Limited ("Notting"), approximately $1,000 in property, plant and equipment was reclassified to other assets for buildings held for resale. Buildings held for resale are stated at fair value.

      DIVESTITURES

On September 12, 2000 the decision was made to close the Notting facility in the UK. Accordingly, the Company established a reserve for reorganization of $1,440. In accordance with EITF 94-3, the reserve is comprised of approximately $880 relating to excess and obsolete inventory resulting from the elimination of certain product lines, $220 to move equipment of other facilities and write off excess assets, $215 employee related costs, and $125 miscellaneous reorganization costs. These costs total $365 in cash expenses and $1,075 in non-cash items. These reorganization costs were all recognized in the third quarter of 2000 and reflected in the accompanying financial statements. As of March 31,

2001 the Company had unutilized reserves of approximately $150 for employee related and miscellaneous reorganization costs.

3. Inventories at December 30, 2000 and March 31, 2001 were as follows (in thousands).

                               December 30,                March 31,
                                   2000                       2001
                           --------------------      ---------------------

      Raw Materials                     $4,921                     $5,664
      Work in progress                   6,731                      6,358
      Finished goods                    13,217                     14,955
                           --------------------      ---------------------
      Total                            $24,869                    $26,977
                           ====================      =====================

4.    Debt


Debt consists of the following at December 30, 2000 and March 31, 2001 (in thousands):

                                                                              December 30,     March 31,
                                                                                  2000           2001
                                                                              ------------   ------------
Line of credit facility for German  Subsidiary with First Union National Bank      $2,409         $1,885
up to approximately  $2,650,  interest payable quarterly at EURIBOR (4.86% at
December  30,  2000)  plus  1.25%  terminated  on March 28,  2001  payable in
Deutschmarks.   On  March  28,  2001  a  new  line  of  credit  facility  was established  with Royal Bank of  Scotland  Gmbh up to the same limit as above with  interest  payable  upon  expiration  of  each  maturity  at  contracted
EURIOBOR rate (4.72% at March 31, 2001) plus 1% payable in Deutschmarks.

Line of credit  facilities  for Notting with Banco Sabadell and Banco Popular         206            210
of Spain,  bearing  interest at 6.25% and 6.50% and  terminating  on April 1,
2001 and May 17, 2001, respectively, payable in Spanish Pesetas.

A term loan  payable  by  Notting to  National  Westminster  Bank on June 30,         215              0
2001, bearing interest at 8.5%, payable in British Pounds.

Senior Credit Facility with Citizens Bank up to $40,000  bearing  interest at           0          2,500
prime rate (8% at March 31, 2001) and terminating on December 29, 2003.

Senior  Subordinated  Notes issued July 8, 1998,  and maturing  July 1, 2008,     100,000        100,000
interest payable semi-annually at 10.25%.
                                                                              ------------   ------------
                                                                                  102,830        104,595
Less-current maturities                                                             2,830          2,095
                                                                              ------------   ------------
                                                                                 $100,000       $102,500
                                                                              ============   ============

On December 29, 2000 the Company entered into a new agreement for a New Senior Credit Facility ("Credit Facility"). The Credit Facility provides for $40,000 of availability. Borrowings under the Credit Facility are available for permitted acquisitions and working capital, including letters of credit. The Credit Facility is secured by first priority liens on all tangible and intangible personal property and real property assets of the Company and its subsidiaries. The Credit Facility expires on December 29, 2003, unless extended.

Under the New Senior Credit Facility the Company is required to comply with certain covenants. At December 30, 2000 the Company was required to maintain a ratio of Debt to Worth where indebtedness is required to be less than 1.0 times the amount of its tangible capital base, capital expenditures during any fiscal year is to be less than $5,000, and cash flow coverage requires that the ratio of cash flow to fixed charges to be greater than 1.0 to 1.0 for all fiscal quarters during 2001 and 1.20 to 1.0 thereafter. At December 30, 2000 the Company was in compliance with all covenants under the New Senior Credit Facility.

5.    Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. On December

31, 2000, the Company adopted of SFAS No. 133 as amended by SFAS No. 138. The adoption did not have a material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, a replacement to SFAS No. 125. This statement defines specific provisions on when liabilities should be derecognized. This statement is effective for transactions occurring after March 31, 2001. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or statement of operations.

The Emerging Issues Task Force (EITF) recently released Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This Issue provides guidance as to the classification and disclosure of shipping and handling costs that are billed to customers. As part of the Company's adoption of SAB No. 101 this was also simultaneously implemented. In order to present the financial statements on a comparable basis, sales and cost of sales were increased by $164 for the quarter ended April 1, 2000.

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

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                                  As of December 30, 2000
                                          --------------------------------------------------------------------------
                                           Parent          Guarantor   Non-Guarantors   Eliminations     Consolidated
                                          ---------         -------        -------        --------         ---------
          ASSETS

CURRENT ASSETS:
    Cash                                  $   7,397         $   276        $ 1,240            --           $   8,913
    Accounts receivable                       8,996             572          7,380            --              16,948
    Intercompany accounts receivable          3,478           2,162          4,219          (9,859)             --
    Inventories:
       Raw materials                          3,295              43          1,583            --               4,921
       Work in progress                       5,376             436            919            --               6,731
       Finished goods                         5,888             554          6,965            (190)           13,217
    Other current assets                      3,909              81            401            --               4,391
                                          ---------         -------        -------        --------         ---------
          Total current assets               38,339           4,124         22,707         (10,049)           55,121
                                          ---------         -------        -------        --------         ---------
Net property, plant and equipment            24,600           2,745          5,810            --              33,155

OTHER ASSETS:
    Investment in subsidiaries               40,428           4,860           --           (45,288)             --
    Intercompany loan receivable               --            24,097            434         (24,531)             --
    Other assets                             19,116           3,656          4,406            --              27,178
                                          ---------         -------        -------        --------         ---------
          Total assets                    $ 122,483         $39,482        $33,357        $(79,868)        $ 115,454
                                          =========         =======        =======        ========         =========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                       $  19,004         $   709        $14,730        $(10,813)        $  23,630
LONG-TERM DEBT, net of current
    portion                                 100,000            --             --              --             100,000
INTERDIVISION LONG-TERM DEBT                 15,145             434          8,952         (24,531)             --
OTHER NONCURRENT LIABILITIES                  3,667             638          1,890             962             7,157
SHAREHOLDERS' EQUITY (DEFICIT)              (15,333)         37,701          7,785         (45,486)          (15,333)
                                          ---------         -------        -------        --------         ---------
    Total liabilities and shareholders'
    equity                                $ 122,483         $39,482        $33,357        $(79,868)        $ 115,454
                                          =========         =======        =======        ========         =========

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                                         As of March 31, 2001
                                               --------------------------------------------------------------------------
                                                 Parent         Guarantor   Non-Guarantors   Eliminations      Consolidated
                                               ---------         -------        -------        --------         ---------
          ASSETS

CURRENT ASSETS:
    Cash                                       $     252         $    79        $   989            --           $   1,320
    Accounts receivable                            9,331             451          7,112            --              16,894
    Intercompany accounts receivable               4,542           2,693          3,518         (10,753)             --
    Inventories:
       Raw materials                               3,975              50          1,639            --               5,664
       Work in progress                            5,135             520            703            --               6,358
       Finished goods                              8,027             470          6,648            (190)           14,955
    Other current assets                           2,989              63            373             727             4,152
                                               ---------         -------        -------        --------         ---------
          Total current assets                    34,251           4,326         20,982          (6,486)           49,343
                                               ---------         -------        -------        --------         ---------
Net property, plant and equipment                 27,957           2,679          5,320            --              35,956

OTHER ASSETS:
    Investment in subsidiaries                    39,217           5,598           --           (44,815)             --
    Intercompany loan receivable                    --            23,767            413         (24,180)             --
    Other assets                                  19,534           3,609          4,035            --              27,178
                                               ---------         -------        -------        --------         ---------
          Total assets                         $ 120,959         $39,979        $30,750        $(79,211)        $ 112,477
                                               =========         =======        =======        ========         =========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                            $  16,454         $ 1,057        $12,789        $(10,344)        $  19,956
LONG-TERM DEBT, net of current
    portion                                      102,500            --             --              --             102,500
INTERDIVISION LONG-TERM DEBT                      15,145             413          8,621         (24,179)             --
OTHER NONCURRENT LIABILITIES                       3,908             531          2,542              88             7,069
SHAREHOLDERS' EQUITY (DEFICIT)                   (17,048)         37,978          6,798         (44,776)          (12,048)
                                               ---------         -------        -------        --------         ---------
    Total liabilities and shareholders'
    equity                                     $ 120,959         $39,979        $30,750        $(79,211)        $ 112,477
                                               =========         =======        =======        ========         =========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                Three Months ended April 1, 2000
                                            --------------------------------------------------------------------------
                                             Parent        Guarantors      Non-Guarantors  Eliminations     Consolidated
Net sales                                   $ 22,177         $ 2,800         $ 12,293         $(4,314)        $ 32,956
Cost of goods sold                            15,835           1,736            9,334          (4,314)          22,591
                                            --------         -------         --------         -------         --------
      Gross profit                             6,342           1,064            2,959               0           10,365

Selling, general and administrative
  expense                                      3,875             677            1,937               0            6,489
                                            --------         -------         --------         -------         --------

      Operating income                         2,467             387            1,022               0            3,876

Other expenses (income):
  Interest expense                             3,095             101              369            (798)           2,767
  Interest income                                (27)           (729)             (73)            798              (31)
  Other, net                                      87             136              (32)              0              191
  Equity in earnings of subsidiaries            (984)           (446)               0           1,430                0
                                            --------         -------         --------         -------         --------

      Income before income taxes                 296           1,325              758          (1,430)             949

Provision (benefit) for income taxes            (218)            341              312               0              435
                                            --------         -------         --------         -------         --------

      Net income                            $    514         $   984         $    446         $(1,430)        $    514
                                            ========         =======         ========         =======         ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                 Three Months ended March 31, 2001
                                               --------------------------------------------------------------------------
                                                Parent        Guarantors    Non-Guarantors    Eliminations    Consolidated

Net sales                                      $ 21,921         $ 1,880         $ 10,833         $(3,981)        $ 30,653
Cost of goods sold                               16,208           1,353            8,640          (3,981)          22,220
                                               --------         -------         --------         -------         --------

      Gross profit                                5,713             527            2,193               0            8,433

Selling, general and administrative
  expense                                         3,928             521            1,845               0            6,294
                                               --------         -------         --------         -------         --------

      Operating income                            1,785               6              348               0            2,139

Other expenses (income):
  Interest expense                                3,155              76              327            (704)           2,854
  Interest income                                   (15)           (641)             (68)            704              (20)
  Other, net                                         38              54              (39)              0               53
  Equity in earnings of subsidiaries               (332)            (30)               0             362                0
                                               --------         -------         --------         -------         --------

      Income (loss) before income taxes          (1,061)            547              128            (362)            (748)

Provision (benefit) for income taxes               (525)            215               98               0             (212)
                                               --------         -------         --------         -------         --------

      Net income (loss)                        $   (536)        $   332         $     30         $  (362)        $   (536)
                                               ========         =======         ========         =======         ========

                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                          Three months ended April 1, 2000
                                                     ------------------------------------------------------------------------
                                                      Parent       Guarantors    Non-Guarantors   Eliminations   Consolidated
                                                     ------------------------------------------------------------------------
Net cash (used in)/provided by operating
  activities:                                        ($3,721)        $   449         $   458         ($  132)        ($2,946)

Cash flows from investing activities:
  Proceeds from asset sales                                7            --                 7            --                14
  Purchase of equipment                                 (598)            (32)            (96)           --              (726)
  Acquisitions                                          --              --              --              --              --
                                                     -------         -------         -------         -------         -------
      Net cash (used in) investing activities           (591)            (32)            (89)           --              (712)

Cash flows from financing activities:
  Change in overdraft                                   --              --               (41)           --               (41)
  Net  (uses) from revolving credit facility            --              --              (135)           --              (135)
  Proceeds from issuance of long-term debt-
       Net of issuance cost                             --              --              --              --              --
  Principal payments of long-term debt                  --              --              (328)           --              (328)
  Intercompany loans                                    --              (126)            127              (1)           --
  Issuance of common stock                                18            --                (1)              1              18
  Dividends (paid) received                              422            (422)           --              --              --
  Other                                                 --              --              --              --              --
                                                     -------         -------         -------         -------         -------
  Net cash provided by financing activities              440            (548)           (378)           --              (486)

  Effect of Foreign Exchange                            --              --              (429)            132            (297)
                                                     -------         -------         -------         -------         -------
Increase (decrease) in cash                           (3,872)           (131)           (438)           --            (4,441)

Cash at beginning of the period                        7,159             340             884            --             8,383
                                                     -------         -------         -------         -------         -------
Cash at end of the period                            $ 3,287         $   209         $   446            --           $ 3,942
                                                     =======         =======         =======         =======         =======

                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      Three months ended March 31, 2001
                                                     -----------------------------------------------------------------------
                                                      Parent        Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                     -----------------------------------------------------------------------
Net cash (used in)/provided by operating
  activities:                                        ($6,655)        $   257         $ 1,337         ($  299)        ($5,360)

Cash flows from investing activities:
  Proceeds from asset sales                             --                10              24            --                34
  Purchase of equipment                                 (733)            (10)            (45)           --              (788)
  Acquisitions                                        (2,566)           --              --              --            (2,566)
                                                     -------         -------         -------         -------         -------
      Net cash (used in) investing activities         (3,299)           --               (21)           --            (3,320)

Cash flows from financing activities:
  Change in overdraft                                   --              --               (49)           --               (49)
  Net  (uses) from revolving credit facility            --              --              (599)           --              (599)
  Proceeds from issuance of long-term debt-
       net of issuance cost                            2,500            --              --              --             2,500
  Intercompany loans                                    --               309            (329)             20            --
  Dividends (paid) received                              432            (432)           --              --              --
  Purchase of treasury stock                             (68)           --              --              --               (68)
  Other                                                  (55)           --              --              --               (55)
                                                     -------         -------         -------         -------         -------
Net cash (used in)/provided by financing
  activities:                                          2,809            (123)           (977)             20           1,729

  Effect of Foreign Exchange                            --              (331)           (590)            279            (642)
                                                     -------         -------         -------         -------         -------
 (Decrease) in cash                                   (7,145)           (197)           (251)           --            (7,593)

Cash at beginning of the period                        7,397             276           1,240            --             8,913
                                                     -------         -------         -------         -------         -------
Cash at end of the period                            $   252         $    79         $   989            --           $ 1,320
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

Results of Operations

Comparison of First Quarter 2001 and First Quarter 2000

Net Sales: Net Sales for the first quarter of 2001 were $30,653 or 7.0% lower than first quarter 2000 net sales of $32,956. The lower 2001 quarterly results reflect reduced demand for our cutting tools in the wood, paper, and metal products due to lower industrial production in our served markets. In round numbers, the volume decline on core sales was 10% vs. prior year; currency as a result of the strengthening of the U.S. dollar vs. other currencies reduced sales 2%; the net effect of acquisitions, divestitures and price was an increase of 5%.

Gross Profit Margin: Gross Profit was $8,433 for the first quarter of 2001, a decrease of $1,932 from $10,365 for the corresponding period in 2000. Gross Profit as a percentage of net sales was 27.5 % and 31.5% for the three months ended March 31, 2001 and April 1, 2000, respectively. Lower sales and production levels in 2001 impacted gross profit unfavorably causing higher volume and spending variances. Product mix impacted profits by an estimated 0.8%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.5% or $6,294 and 19.7% or $6,489 for the first quarter of 2001 and 2000, respectively. Expenses were below last year's level as the Company is controlling expenses and is monitoring the economic environment and its impact on our business.

Operating Income: As a result of the foregoing, operating income decreased $1,737 in the first quarter of 2001 when compared to the comparable period in 2000.

Interest Expense: Interest expense was higher by $98 in the first quarter of 2001 compared to the corresponding period in 2000. This is primarily due to higher debt as a result of short-term borrowings to finance cash paid for an acquisition. The vast majority of the Company's interest expense is for $100,000 of Senior Subordinated Notes at 10 1/4% per annum.

Income Taxes: The provision (benefit) for income taxes was approximately ($212) or a 28.3% effective tax rate for the first quarter of 2001, as compared to approximately $435 or a 45.8% effective tax rate for the first quarter of 2000. The effective tax rates differ primarily as a result of goodwill amortization and certain expenses that are not deductible for tax purposes.

Net Income (Loss): As a result of the foregoing, net income (loss) decreased $1,050 in the first quarter of 2001 when compared to the comparable period of 2000.

Liquidity and Capital Resources

Simonds principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

The Company's Senior Credit Facility provides a $40,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line was drawn as of March 31, 2001 in the amount of $2,500. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's prime rate, or LIBOR plus 2.7%. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

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

Net Cash Flow: During the first quarters of 2001 and 2000 net cash used in operating activities was $6,040 and $2,946, respectively. In both years the first quarter payment of interest on the Senior Subordinated Notes, which is payable on January 1 and July 1, had a significant impact on cash flow. In the first quarter of 2001 the Company acquired the assets of the Nicholson bandsaw business that resulted in a significant use of cash for inventory and expenses related to the removal, transport and installation of machinery and equipment. Additionally, Net Income (loss) fell short of last year's first quarter by $1,050.

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

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words "believes," "expects," "anticipates" and similar expressions are used to identify forward looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2001 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. All of these forward looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or disruption of supply sources of specialty steels; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the metal processing and primary wood industries. Many of such factors are beyond the control of the Company and its management.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS
--------

None

REPORTS ON FORM 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

           By:      /s/  Henry J. Botticello
                ---------------------------------
                Henry J. Botticello
                CFO
                May 14, 2001