Form 10-Q
period 2001-06-30
SIMONDS INDUSTRIES INC
filed 2001-08-14
CIK 1067919

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

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

Yes [x]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of July 25, 2001: 66,145.77 and 8,968.01, respectively.

                                       1
================================================================================

                             Simonds Industries Inc.
                                 Form 10-Q Index

                                                                        Page No.
         Part I.  Financial Information
         ------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - December 30, 2000 and
         June 30, 2001                                                      3

         Consolidated Statements of Operations - three and six
         months ended July 1, 2000 and June 30, 2001                        4


         Consolidated Statements of Cash Flows - six months ended
         July 1, 2000 and June 30, 2001                                     5


         Consolidated Statements of Shareholders' Equity (Deficit)-
         for the six months ended July 1, 2000 and June 30, 2001            6


         Notes to Consolidated Financial Statements - June 30, 2001         7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

         Part II.  Other Information
         ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  19

         Signatures                                                        20

Part 1.  Financial Information

Item 1.  Financial Statements (Unaudited)

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                        ASSETS                                        December 30,    June 30,
                                        ------                                            2000          2001
                                                                                       ---------      ---------
                                                                                                     (unaudited)
CURRENT ASSETS:
      Cash                                                                             $   8,913      $   1,492
      Accounts receivable, net of reserves of $909 and $764                               16,948         15,539
      Inventories (Note 2)                                                                24,869         26,134
      Other current assets                                                                 3,573          3,480
      Refundable income taxes                                                                818            818
                                                                                       ---------      ---------
                Total current assets                                                      55,121         47,463

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                                 2,147          2,124
      Buildings and improvements                                                          10,275         10,138
      Machinery and equipment                                                             33,952         37,349
      Construction-in-progress                                                               988          3,827
                                                                                       ---------      ---------
                                                                                          47,362         53,438

      Less- Accumulated depreciation                                                      14,207         16,194
                                                                                       ---------      ---------
                Net property, plant and equipment                                         33,155         37,244

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $2,830 and $3,139                      22,221         22,368
      Deferred financing costs, net of accumulated amortization of $1,077 and $1,317       3,390          3,195
      Other, including buildings held for resale                                           1,567          1,240
                                                                                       ---------      ---------
                Total other assets                                                        27,178         26,803
                                                                                       ---------      ---------
                 Total assets                                                          $ 115,454      $ 111,510
                                                                                       =========      =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Overdraft facilities                                                             $     128      $     398
      Revolving credit loans and notes payable                                               421          2,917
      Current portion of long-term debt                                                    2,409           --
      Accounts payable                                                                     7,807          5,093
      Accrued payroll and employee benefits                                                4,371          3,075
      Accrued interest                                                                     5,153          5,200
      Other accrued liabilities                                                            1,794            968
      Currently deferred income taxes                                                      1,547          1,547
                                                                                       ---------      ---------
           Total current liabilities                                                      23,630         19,198

LONG-TERM DEBT, net of current portion (Note 3)                                          100,000        102,782

DEFERRED INCOME TAXES                                                                      4,891          4,882

OTHER NONCURRENT LIABILITIES                                                               2,266          2,796

COMMITMENTS AND CONTINGENCIES                                                               --             --
                                                                                       ---------      ---------
SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value-
           Authorized - 200,000 shares
           Issued and outstanding - 75,267 and 75,114                                          1              1
      Capital in excess of par value                                                     (24,387)       (24,387)
      Retained earnings                                                                   12,909         10,877
      Accumulated other comprehensive loss                                                (2,740)        (3,455)
      Treasury stock, at cost                                                             (1,116)        (1,184)
                                                                                       ---------      ---------
                Total shareholders' equity (deficit)                                     (15,333)       (18,148)
                                                                                       ---------      ---------
                Total liabilities and shareholders' equity                             $ 115,454      $ 111,510
                                                                                       =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                       3

                             SIMONDS INDUSTRIES INC.
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                 --------------------------------------------------
                                                    Three Months Ended         Six Months Ended
                                                   July 1,     June 30,      July 1,      June 30,
                                                    2000         2001          2000         2001
                                                 ----------   ----------    ----------   ----------
Net sales                                        $   32,383   $   28,336    $   65,339   $   58,989
Cost of goods sold                                   22,303       21,614        44,894       43,834
                                                 ----------   ----------    ----------   ----------

           Gross profit                              10,080        6,722        20,445       15,155

Selling, general and administrative expense           6,308        5,999        12,797       12,293
                                                 ----------   ----------    ----------   ----------

           Operating income                           3,772          723         7,648        2,862

Other expenses (income):
  Interest expense                                    2,672        2,806         5,408        5,640
  Other, net                                            280          243           471          296
                                                 ----------   ----------    ----------   ----------

           Income (loss) before income taxes            820       (2,326)        1,769       (3,074)

Provision (benefit) for income taxes                    350         (830)          785       (1,042)
                                                 ----------   ----------    ----------   ----------

           Net income (loss)                     $      470   ($   1,496)   $      984   ($   2,032)
                                                 ==========   ==========    ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   SIMONDS INDUSTRIES INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)
                                         (Unaudited)

                                                             --------------------
                                                               SIX MONTHS ENDED
                                                              JULY 1,     JUNE 30,
                                                               2000         2001
                                                             -------      -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                          $   984      ($2,032)
  Adjustment to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
      Depreciation and amortization                            2,616        2,972
      Gain (loss) on asset sales                                  56          (14)
      (Benefit) Provision from deferred income taxes               7           (9)
      Changes in assets and liabilities, net of
acquisitions:
        Accounts receivable                                     (783)       1,409
        Inventories                                             (108)        (239)
        Income tax refunds receivable                            951         --
        Other current and non-current assets                    (159)         500
        Accounts payable                                         172       (2,714)
        Accrued expenses                                        (408)      (2,811)
        Other non-current liabilities                            (82)          19
                                                             -------      -------

Net cash (used in) provided by operating activities            3,246       (2,919)
                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                   40           42
   Purchase of equipment                                      (1,615)      (1,710)
   Acquisition of assets of Bluebonnet Tool                     (483)        --
   Acquisition of Assets - Nicholson Bandsaw Business           --         (4,516)
                                                             -------      -------

      Net cash used in investing activities                   (2,058)      (6,184)
                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                      (58)         270
   Net (uses) proceeds under revolving credit                     30         (939)
   Proceeds from issuance of long-
      term debt-net of issuance costs                           --          2,782
   Principal payments of long-term debt                           78         --
   Issuance of common stock                                       18         --
   Purchase of treasury stock                                   (995)         (68)
   Other                                                        --            (88)
                                                             -------      -------

     Net cash (used in) provided by financing activities        (927)       1,957
                                                             -------      -------

EFFECT OF EXCHANGE RATE ON CASH                                 (326)        (275)
                                                             -------      -------

NET DECREASE IN CASH                                             (65)      (7,421)

CASH AT BEGINNING OF PERIOD                                    8,383        8,913
                                                             -------      -------

CASH AT END OF PERIOD                                        $ 8,318      $ 1,492
                                                             =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                             SIMONDS INDUSTRIES INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             For the six months ended July 1, 2000 and June 30, 2001
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                        ACCUMULATED
                                                  CAPITAL                  OTHER                    TOTAL
                              COMMON    COMMON   IN EXCESS   RETAINED  COMPREHENSIVE  TREASURY   SHAREHOLDERS'  COMPREHENSIVE
                              SHARES    STOCK     OF PAR     EARNINGS      LOSS         STOCK       EQUITY         INCOME
                                                                                      (DEFICIT)     (LOSS)
                           ----------- -------- ----------- ---------- -------------  ---------  -------------  --------------
Balance at January 1, 2000     76,289       $1   ($24,405)   $14,130      ($1,850)      ($121)     ($12,245)        -
   Net Income                  -          -          -           984        -            -              984           $984
   Foreign Currency
    Translation Adjustment     -          -          -          -            (645)       -            (645)          (645)
   Amortization of Stock
     Option Compensation       -          -            18       -           -            -               18         -
   Acquisition of             (2,093)                                                    (995)         (995)
     Treasury Stock
                           ----------- -------- ----------- ---------- -------------  ---------  -------------  --------------
Balance at July 1, 2000        74,196       $1   ($24,387)   $15,114      ($2,495)    ($1,116)     ($12,883)          $339
                           =========== ======== =========== ========== =============  =========  =============  ==============

Balance at December 30,        75,267       $1   ($24,387)   $12,909      ($2,740)    ($1,116)     ($15,333)        -
2000

   Net Loss                    -          -         -        (2,032)        -            -          (2,032)       ($2,032)
   Foreign Currency
   Translation Adjustment      -          -         -           -            (748)       -            (748)          (748)
   Additional Minimum
     Pension Liability                                                         33                       33             33
   Acquisition of
     Treasury Stock              (153)                                                    (68)         (68)

                           ----------- -------- ----------- ---------- -------------  ---------  -------------  --------------
Balance at June 30, 2001       75,114       $1  ($24,387)    $10,877      ($3,455)    ($1,184)     ($18,148)      ($2,747)
                           =========== ======== =========== ========== =============  =========  =============  ==============

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

The consolidated balance sheet presented as of December 30, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

2. Inventories at December 30, 2001 and June 30, 2001 were as follows (in thousands).

                                      December 30,  June 30,
                                          2000        2001
                                       ----------  ----------

                  Raw Materials        $    4,921  $    5,539
                  Work in progress          6,731       5,914
                  Finished goods           13,217      14,681
                                       ----------  ----------
                  Total                $   24,869  $   26,134
                                       ==========  ==========

3.       Debt

Debt consists of the following at December 30, 2000 and June 30, 2001 (in thousands):

                                                                     December 30,          June 30,
                                                                         2000                2001
                                                                      --------            --------
Line of credit  facility  with  First  Union  National  Bank up to      $2,409              $1,733
approximately  $2,650,   interest  payable  quarterly  at  EUROBOR
(4.86% at December  30, 2000) plus 1.25%  terminated  on March 28,
2001  payable  in  Deutschmarks.  On March 28,  2001 a new line of credit facility was  established  with Royal Bank of

Scotland Gmbh up to the same limit as above with interest payable upon expiration of each maturity at contracted EUROBOR rate (4.523% at June 30, 2001) plus 1% payable in Deutschmarks.

Line of credit  facilities  with Banco  Sabadell and Banco Popular         206                 158
of Spain,  bearing  interest at 6.5% and 6.0% and  terminating  on
April 1, 2002 and May 17, 2002,  respectively,  payable in Spanish
Pesetas.

A term  loan  payable  to  National  Westminster  Bank on June 30,         215                   0
2001, bearing interest at 8.5%, payable in British Pounds.

Note Payable to Cooper Industries, bearing interest at 7%, and
terminating on December 31, 2001                                             0               1,026

Senior Credit  Facility  with Citizens Bank up to $40,000  bearing           0               2,782
interest  at prime rate (6.75% at June 30,  2001) and  terminating on December 29, 2003.

Senior  Subordinated  Notes issued July 8, 1998, and maturing July     100,000             100,000
1, 2008, interest payable semi-annually at 10.25%.
                                                                      --------            --------
                                                                       102,830             105,699
Less-current maturities                                                  2,830               2,917
                                                                      --------            --------
                                                                      $100,000            $102,782
                                                                      ========            ========


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

Under the New Senior Credit Facility the Company is required to comply with certain covenants. The Company is required to maintain a ratio of Debt to Worth where indebtedness is required to be less than 1.0 times the amount of its tangible capital base, capital expenditures during any fiscal year is to be less than $5,000, and cash flow coverage requires that the ratio of cash flow to fixed charges to be greater than 1.0 to 1.0 for all fiscal quarters during 2001 and 1.20 to 1.0 thereafter. As of December 30, 2000 and June 30, 2001, the Company was in compliance with all covenants.

4.       Recent Accounting Pronouncements

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

In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, a replacement to SFAS No. 125. This statement defines specific provisions on when liabilities should be derecognized. This statement is effective for transactions occurring after March 31, 2001. The adoption of this statement did not have a material impact on the Company's financial position or statement of operations.

The Emerging Issues Task Force (EITF) recently released Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This Issue provides guidance as to the classification and disclosure of shipping and handling costs that are billed to customers. In order to present the financial statements on a comparable basis, sales and cost of sales were increased by $164 and $328 for the three months and six-months ended July 1, 2000, respectively.

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which supercedes APB Opinion No. 16, BUSINESS COMBINATIONS and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and that all acquired intangible assets be recorded separate from goodwill if they meet certain criteria.

In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which supercedes APB Opinion No. 17, INTANGIBLE ASSETS. SFAS No. 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will have an indefinite useful life and no longer be amortized, but other intangible assets will continue to be amortized over their determinable lives. These assets will be subject to periodic impairment tests. This Statement is effective for all fiscal years beginning after December 15, 2001. The Company is assessing the statements requirements, but has not yet determined the impact the adoption of this statement will have on its financial statements.

5. Selected consolidating financial statements of parent, guarantors, and non-guarantors

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

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                                                As of December 30, 2000
                                                            -------------------------------------------------------------------
                                                              Parent       Guarantor  Non-Guarantors  Eliminations  Consolidated
                                                            ---------      ---------     ---------     ---------      ---------
       ASSETS
CURRENT ASSETS:
    Cash                                                    $   7,397      $     276     $   1,240          --        $   8,913
    Accounts receivable                                         8,996            572         7,380          --           16,948
    Intercompany accounts receivable                            3,478          2,162         4,219        (9,859)          --
    Inventories:
      Raw materials                                             3,295             43         1,583          --            4,921
      Work in progress                                          5,376            436           919          --            6,731
      Finished goods                                            5,888            554         6,965          (190)        13,217
    Other current assets                                        3,909             81           401          --            4,391
                                                            ---------      ---------     ---------     ---------      ---------
         Total current assets                                  38,339          4,124        22,707       (10,049)        55,121
                                                            ---------      ---------     ---------     ---------      ---------
Net property, plant and equipment                              24,600          2,745         5,810          --           33,155

OTHER ASSETS:
    Investment in subsidiaries                                 40,428          4,860          --         (45,288)          --
    Intercompany loan receivable                                 --           24,097           434       (24,531)          --

    Other assets                                               19,116          3,656         4,406          --           27,178
                                                            ---------      ---------     ---------     ---------      ---------
         Total assets                                       $ 122,483      $  39,482     $  33,357     ($ 79,868)     $ 115,454
                                                            =========      =========     =========     =========      =========
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                                         $  19,004      $     709     $  14,730     ($ 10,813)     $  23,630
LONG-TERM DEBT, net of current
    portion                                                   100,000           --            --            --          100,000
INTERDIVISION LONG-TERM DEBT                                   15,145            434         8,952       (24,531)          --
OTHER NONCURRENT LIABILITIES                                    3,667            638         1,890           962          7,157
SHAREHOLDERS' EQUITY (DEFICIT)                                (15,333)        37,701         7,785       (45,486)       (15,333)
                                                            ---------      ---------     ---------     ---------      ---------
    Total liabilities and shareholders' equity              $ 122,483      $  39,482     $  33,357     ($ 79,868)     $ 115,454
                                                            =========      =========     =========     =========      =========

                             SIMONDS INDUSTRIES INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                                                     As of June 30, 2001
                                                            -------------------------------------------------------------------
                                                              Parent       Guarantor  Non-Guarantors  Eliminations  Consolidated
                                                            ---------      ---------     ---------     ---------      ---------
       ASSETS
CURRENT ASSETS:
    Cash                                                    $     779      $      31     $     682           --        $   1,492
    Accounts receivable                                         8,579            374         6,586           --           15,539
    Intercompany accounts receivable                            4,166          3,183         2,363         (9,712)          --
    Inventories:
      Raw materials                                             3,996             51         1,492           --            5,539
      Work in progress                                          5,033            397           484           --            5,914
      Finished goods                                            7,721            435         6,715           (190)        14,681
    Other current assets                                        3,218             47           306            727          4,298
                                                            ---------      ---------     ---------      ---------      ---------
         Total current assets                                  33,492          4,518        18,628         (9,175)        47,463
                                                            ---------      ---------     ---------      ---------      ---------
Net property, plant and equipment                              29,167          2,631         5,446           --           37,244

OTHER ASSETS:
    Investment in subsidiaries                                 39,328          3,282          --          (42,610)          --
    Intercompany loan receivable                                 --           23,734           428        (24,162)          --
    Other assets                                               19,286          3,529         3,988           --           26,803
                                                            ---------      ---------     ---------      ---------      ---------
         Total assets                                       $ 121,273      $  37,694     $  28,490      ($ 75,947)     $ 111,510
                                                            =========      =========     =========      =========      =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES                                         $  16,816      $     903     $  10,543      ($  9,064)     $  19,198
LONG-TERM DEBT, net of current
    portion                                                   102,782           --            --             --          102,782
INTERDIVISION LONG-TERM DEBT                                   15,145            428         8,589        (24,162)          --
OTHER NONCURRENT LIABILITIES                                    4,678            531         2,381             88          7,678
SHAREHOLDERS' EQUITY (DEFICIT)                                (18,148)        35,832         6,977        (42,809)       (18,148)
                                                            ---------      ---------     ---------      ---------      ---------
    Total liabilities and shareholders' equity              $ 121,273      $  37,694     $  28,490      ($ 75,947)     $ 111,510
                                                            =========      =========     =========      =========      =========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                             Three Months ended July 1, 2000
                                                            ----------------------------------------------------------------
                                                             Parent      Guarantor  Non-Guarantors Eliminations   Consolidated
                                                            --------      --------      --------      --------      --------
Net sales                                                   $ 22,441      $  2,375      $ 11,310      ($ 3,743)     $ 32,383
Cost of goods sold                                            15,801         1,503         8,742        (3,743)       22,303
                                                            --------      --------      --------      --------      --------

           Gross profit                                        6,640           872         2,568             0        10,080

Selling, general and administrative expense                    3,773           614         1,921             0         6,308
                                                            --------      --------      --------      --------      --------
           Operating income                                    2,867           258           647             0         3,772

Other expenses (income):
  Interest expense                                             3,119           103           375          (840)        2,757
  Interest income                                                (79)         (767)          (79)          840           (85)
  Other, net                                                     178            79            23             0           280
  Equity in earnings of subsidiaries                            (737)         (220)            0           957             0
                                                            --------      --------      --------      --------      --------

           Income before income taxes                            386         1,063           328          (957)          820

Provision (benefit) for income taxes                             (84)          326           108             0           350
                                                            --------      --------      --------      --------      --------
           Net income                                       $    470      $    737      $    220      ($   957)     $    470
                                                            ========      ========      ========      ========      ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                             Three Months ended June 30, 2001
                                                            ----------------------------------------------------------------
                                                             Parent      Guarantor  Non-Guarantors Eliminations   Consolidated
                                                            --------      --------      --------      --------      --------
Net sales                                                   $ 20,461      $  1,753      $  9,585      ($ 3,463)     $ 28,336
Cost of goods sold                                            15,759         1,323         7,995        (3,463)       21,614
                                                            --------      --------      --------      --------      --------

           Gross profit                                        4,702           430         1,590             0         6,722

Selling, general and administrative expense                    3,806           549         1,644             0         5,999
                                                            --------      --------      --------      --------      --------

           Operating income (loss)                               896          (119)          (54)            0           723

Other expenses (income):
  Interest expense                                             3,082            64           281          (610)        2,817
  Interest income                                                 (5)         (558)          (58)          610           (11)
  Other, net                                                     (12)           63           192             0           243
  Equity in earnings of subsidiaries                              32           202             0          (234)            0
                                                            --------      --------      --------      --------      --------

           Income (loss) before income taxes                  (2,201)          110          (469)          234        (2,326)

Provision (benefit) for income taxes                            (705)          142          (267)            0          (830)
                                                            --------      --------      --------      --------      --------

           Net loss                                         ($ 1,496)     ($    32)     ($   202)     $    234      ($ 1,496)
                                                            ========      ========      ========      ========      ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                               Six Months ended July 1, 2000
                                                            ----------------------------------------------------------------
                                                             Parent      Guarantor  Non-Guarantors Eliminations   Consolidated
                                                            --------      --------      --------      --------      --------
Net sales                                                   $ 44,618      $  5,175      $ 23,603      ($ 8,057)     $ 65,339
Cost of goods sold                                            31,636         3,239        18,076        (8,057)       44,894
                                                            --------      --------      --------      --------      --------

           Gross profit                                       12,982         1,936         5,527             0        20,445

Selling, general and administrative expense                    7,648         1,291         3,858             0        12,797
                                                            --------      --------      --------      --------      --------
           Operating income                                    5,334           645         1,669             0         7,648

Other expenses (income):
  Interest expense                                             6,214           204           744        (1,638)        5,524
  Interest income                                               (106)       (1,496)         (152)        1,638          (116)
  Other, net                                                     265           215            (9)            0           471
  Equity in earnings of subsidiaries                          (1,721)         (666)            0         2,387             0
                                                            --------      --------      --------      --------      --------

           Income before income taxes                            682         2,388         1,086        (2,387)        1,769

Provision (benefit) for income taxes                            (302)          667           420             0           785
                                                            --------      --------      --------      --------      --------

           Net income                                       $    984      $  1,721      $    666      ($ 2,387)     $    984
                                                            ========      ========      ========      ========      ========

                             SIMONDS INDUSTRIES INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Six Months ended June 30, 2001
                                                            ----------------------------------------------------------------
                                                             Parent      Guarantor  Non-Guarantors Eliminations   Consolidated
                                                            --------      --------      --------      --------      --------
Net sales                                                   $ 42,382      $  3,633      $ 20,418      ($ 7,444)     $ 58,989
Cost of goods sold                                            31,967         2,676        16,635        (7,444)       43,834
                                                            --------      --------      --------      --------      --------

           Gross profit                                       10,415           957         3,783             0        15,155

Selling, general and administrative expense                    7,734         1,070         3,489             0        12,293
                                                            --------      --------      --------      --------      --------

           Operating income (loss)                             2,681          (113)          294             0         2,862

Other expenses (income):
  Interest expense                                             6,237           140           608        (1,314)        5,671
  Interest income                                                (20)       (1,199)         (126)        1,314           (31)
  Other, net                                                      26           117           153             0           296
  Equity in earnings of subsidiaries                            (300)          172             0           125             0
                                                            --------      --------      --------      --------      --------

           Income (loss) before income taxes                  (3,262)          657          (341)         (128)       (3,074)

Provision (benefit) for income taxes                          (1,230)          357          (169)            0        (1,042)
                                                            --------      --------      --------      --------      --------

           Net income (loss)                                ($ 2,032)     $    300      ($   172)     ($   128)     ($ 2,032)
                                                            ========      ========      ========      ========      ========

                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Six Months ended July 1, 2000
                                                            ----------------------------------------------------------------
                                                             Parent      Guarantor Non-Guarantors Eliminations Consolidated
                                                            --------      --------     --------     --------     --------
Net cash (used in) provided by operating
  activities:                                               ($ 2,031)     $    847     $    384     ($    16)    $  3,246

Cash flows from investing activities:
  Proceeds from asset sales                                        8          --             32         --             40
  Purchase of equipment                                       (1,300)          (97)        (218)        --         (1,615)
  Acquisitions                                                  (483)         --           --           --           (483)
                                                            --------      --------     --------     --------     --------
      Net cash used in investing activities                   (1,775)          (97)        (186)        --         (2,058)

Cash flows from financing activities:
  Change in overdraft                                           --            --            (58)        --            (58)
  Net repayment of revolving credit facility                    --            --             30         --             30
  Proceeds from issuance of long-term debt-
       net of issuance cost                                     --            --           --           --           --
  Principal payments of long-term debt                          --            --             78         --             78
  Intercompany loans                                            --             274         (273)          (1)        --
  Issuance of common stock                                        18           144           (1)        (143)          18
  Purchase of treasury stock                                    (995)         --           --           --           (995)
  Dividends (paid) received                                    1,100        (1,100)        --           --           --
  Other                                                         --            --           --           --           --
                                                            --------      --------     --------     --------     --------
  Net cash (used in) provided by financing activities            123          (682)        (224)        (144)        (927)

  Effect of Foreign Exchange                                    --            (318)        (168)         160         (326)
                                                            --------      --------     --------     --------     --------
Increase (decrease) in cash                                      379          (250)        (194)        --            (65)

Cash at beginning of the period                                7,159           340          884         --          8,383
                                                            --------      --------     --------     --------     --------
Cash at end of the period                                   $  7,538      $     90     $    690         --       $  8,318
                                                            ========      ========     ========     ========     ========

                             SIMONDS INDUSTRIES INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Six Months ended June 30, 2001
                                                            ----------------------------------------------------------------
                                                             Parent      Guarantor Non-Guarantors Eliminations Consolidated
                                                            --------      --------     --------     --------     --------
Net cash (used in) provided by operating
  activities:                                               ($ 4,089)    $    179     $  1,078     ($    87)    ($ 2,919)

Cash flows from investing activities:
  Proceeds from asset sales                                     --             10           32         --             42
  Purchase of equipment                                       (1,276)         (28)        (406)        --         (1,710)
  Acquisitions                                                (4,516)        --           --           --         (4,516)
                                                            --------     --------     --------     --------     --------
      Net cash used in investing activities                   (5,792)         (18)        (374)        --         (6,184)


Cash flows from financing activities:
Change in overdraft                                              172         --             98         --            270
  Net proceeds from revolving credit
      facility                                                  --           --           (939)        --           (939)
  Proceeds from issuance of long-term debt-
      net of issuance cost                                     2,782         --           --           --          2,782
  Principal payments of long-term debt                          --           --           --           --           --
  Intercompany loans                                            --            357         (362)           5         --
  Issuance of common stock                                      --           --           --           --           --
  Dividends (paid) received                                      432         (432)        --           --           --
  Purchase of treasury stock                                     (68)        --           --           --            (68)
  Other                                                          (55)        --            (33)        --            (88)
                                                            --------     --------     --------     --------     --------
  Net cash (used in) provided by financing activities          3,263          (75)      (1,235)           4        1,957

  Effect of Foreign Exchange                                    --           (331)         (27)          83         (275)
                                                            --------     --------     --------     --------     --------
  Decrease in cash                                            (6,618)        (245)        (558)        --         (7,421)
Cash at beginning of the period                                7,397          276        1,240         --          8,913
                                                            --------     --------     --------     --------     --------

Cash at end of the period                                   $    779     $     31     $    682         --       $  1,492
                                                            ========     ========     ========     ========     ========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Results of Operations

Comparison of Second Quarter 2001 and Second Quarter 2000

Net Sales: Net Sales for the second quarter of 2001 were $28,336 or 12.5% lower than second quarter 2000 net sales of $32,383. The lower 2001 quarterly results reflect reduced demand for our cutting tools in the wood, paper, and metal products due to lower industrial production in our served markets. In round numbers, the volume decline on core sales was down 14% versus prior year; currency and price negatively impacted sales by 3% while acquisitions and divestitures offset these decreases by 4%.

Gross Profit Margin: Gross Profit was $6,722 for the second quarter of 2001, a decrease of $3,358 from $10,080 for the corresponding period in 2000. Gross Profit as a percentage of net sales was 23.7 % and 31.1% for the three months ended June 30, 2001 and July 1, 2000, respectively. Gross profit was lower in 2001 due to the impact of lower sales ($1,763), lower standard margins ($598), and higher manufacturing variances ($997).

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses as a percent of net sales were 21.2% or $5,999 and 19.5% or $6,308 for the second quarter of 2001 and 2000, respectively. Expenses were below last year's level primarily due to lower research and development and administrative expenses. However, the SG&A expenses as a percent of sales were up from the comparable quarter last year due to the shortfall in sales.

Operating Income:     As a result of the foregoing, operating income decreased
$3,049 to $723 in the second quarter of 2001 when compared to the comparable period in 2000.

Interest Expense:     Interest expense was higher by $134 in the second quarter
of 2001 compared to the corresponding period in 2000 due to increased borrowings used to finance the Nicholson acquisition.

Income Taxes: The provision (benefit) for income taxes was approximately ($830) or a 35.7% effective tax rate for the second quarter of 2001, as compared to approximately $350 or a 42.7% effective tax rate for the second quarter of 2000. The effective tax rates differ from the statutory rates primarily as a result of goodwill amortization and certain expenses that are not deductible for tax purposes.

Net Income (Loss): As a result of the foregoing, net income decreased $1,966 in the second quarter of 2001 when compared to the comparable period of 2000.

Comparison of Six Months Ended June 30, 2001 and July 1, 2000

Net Sales: Net Sales for the six months ended June 30, 2001 were $58,989 or 9.7% lower than six months ended July 1, 2000 net sales of $65,339. In round numbers, core volume was down 12%, foreign exchange rates impacted sales negatively 2%, and acquisitions accounted for a 4% improvement in sales.

Gross Profit Margin: Gross Profit was $15,155 for the first six months of 2001, a decrease of $5,290 from $20,445 for the corresponding period in 2000. Gross Profit as a percentage of net sales was 25.7 % and 31.3% for the six months ended June 30, 2001 and July 1, 2000, respectively. This is the result of the sales shortfall and lower manufacturing productivity in 2001 vs. 2000. The Company is addressing the weakness in the market by reducing staffing and controlling expenses.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 20.8% or $12,293 and 19.6% or $12,797 for the six months of 2001 and 2000, respectively. Expenses were lower by $504 in the most recent quarter due to headcount and spending reductions.

Operating Income: As a result of the foregoing, operating income decreased $4,786 to $2,862 in the first six months of 2001 when compared to the comparable period in 2000.

Interest Expense: Interest expense was higher by $232 in the first six months of 2001 compared to the corresponding period in 2000. This is primarily due to higher outstanding debt.

Other, net: The primary reason for other expense of $296 in the six months of 2001 and $471 in the comparable six months of 2000 was realized foreign exchange losses. The Company has managed its foreign currency exposure by redirecting product flows to mitigate the strength of the U.S. dollar.

Income Taxes: The provision (benefit) for income taxes was approximately ($1,042) or a 33.9% effective tax rate for the first six months of 2001, as compared to approximately $785 or a 44.4% effective tax rate for the first six months of 2000. The effective tax rates differ from the statutory rates primarily as a result of goodwill amortization and certain expenses that are not deductible for tax purposes.

Net Income (Loss): As a result of the foregoing, net income decreased $3,016 in the first six months of 2001 when compared to the comparable period of 2000.

Liquidity and Capital Resources

Simonds principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

The Company's Senior Credit Facility provides a $40,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line was drawn as of June 30, 2001 in the amount of $2,782. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's prime rate, or LIBOR plus 2.7%. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

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

Net Cash Flow: Operations used $2,919 for the six-month period ended June 30, 2001 compared to net cash provided of $3,246 for the comparable period last year. The primary reason for the large swing between periods is the decrease in Net Income ($3,016).

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

Forward Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words "believes," "expects," "anticipates" and similar expressions are used to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for fiscal 2001 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) loss or disruption of supply sources of specialty steels; (4) loss or retirement of key members of management; (5) increases in the Company's cost of borrowings or unavailability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; and (7) changes in general economic conditions in the markets in which the Company may compete and fluctuations in demand in the metal processing and primary wood industries. Many of such factors are beyond the control of the Company and its management.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

None

Reports On Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMONDS INDUSTRIES INC.

         By:      /s/  Henry J. Botticello
                  ---------------------------------
                  Henry J. Botticello
                  CFO
                  August 14, 2001