Form 10-Q
period 2001-09-29
SIMONDS INDUSTRIES INC
filed 2001-11-13
CIK 1067919

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended September 29, 2001.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For the transition period from _________ to _________

Commission file number: N/A

                            Simonds Industries, Inc.
                            ------------------------
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

Yes [x]  No [ ]

Number of shares outstanding of the registrant's voting and non-voting common stock, as of October 15, 2001: 66,091.25 and 8,968.01, respectively.

================================================================================

                            Simonds Industries, Inc.
                                 Form 10-Q Index

                                                                        Page No.

           Part I.  Financial Information
           ------------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets - December 30, 2000 and
           September 29, 2001                                                 3

           Consolidated Statements of Operations - three and nine
           months ended September 30, 2000 and September 29, 2001             4



           Consolidated Statements of Cash Flows - nine months
           ended September 30, 2000 and September 29, 2001                    5


           Consolidated Statements of Shareholders' Equity (Deficit)-
           for the nine months ended September 30, 2000 and
           September 29, 2001                                                 6


           Notes to Consolidated Financial Statements -
           September 29, 2001                                                 7


Item 2.    Management's Discussion and Analysis of Financial                 17
           Condition and Results of Operations

           Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K                                  21

           Signatures                                                        22

Part 1.  Financial Information
Item 1.  Financial Statements (Unaudited)

                            SIMONDS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)

                                                                                                            (unaudited)
                                                                                          DECEMBER 30,      SEPTEMBER 29,
                                                                                              2000              2001
                                                                                            ---------         ---------
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash                                                                                  $   8,913         $   1,414
      Accounts receivable, net of allowance for doubtful accounts of $909 and $824             16,948            15,421
      Inventories (Note 3)                                                                     24,869            24,609
      Other current assets                                                                      3,573             3,787
      Currently deferred tax asset                                                                818               818
                                                                                            ---------         ---------
                  TOTAL CURRENT ASSETS                                                         55,121            46,049

PROPERTY, PLANT & EQUIPMENT:
      Land                                                                                      2,147             2,139
      Building and improvements                                                                10,275            10,326
      Machinery and equipment                                                                  33,952            37,972
      Construction-in-progress                                                                    988             3,774
                                                                                            ---------         ---------
                                                                                               47,362            54,211
      Less - Accumulated depreciation                                                          14,207            17,461
                                                                                            ---------         ---------
                  NET PROPERTY, PLANT & EQUIPMENT                                              33,155            36,750

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $2,830 and $3,303                           22,221            22,278
      Deferred financing costs, net of accumulated amortization of $1,077 and $1,461            3,390             3,134
      Other, including buildings held for resale                                                1,567             1,951
                                                                                            ---------         ---------
                  TOTAL ASSETS                                                                 27,178            27,363
                                                                                            ---------         ---------

TOTAL ASSETS                                                                                $ 115,454         $ 110,162
                                                                                            =========         =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES:
      Overdraft facilities                                                                  $     128         $     334
      Revolving credit loans and notes payable                                                    421             3,008
      Current portion of long-term debt                                                         2,409              --
      Accounts payable                                                                          7,807             7,075
      Accrued payroll and employee benefits                                                     4,371             3,442
      Accrued interest                                                                          5,153             2,662
      Other accrued liabilities                                                                 1,794             1,302
      Currently deferred income taxes                                                           1,547             1,544
                                                                                            ---------         ---------
                  TOTAL CURRENT LIABILITIES                                                    23,630            19,367

LONG-TERM DEBT, net of current portion (Note 4)                                               100,000           104,421

DEFERRED INCOME TAXES                                                                           4,891             4,918

OTHER NONCURRENT LIABILITIES                                                                    2,266             2,984

COMMITMENTS AND CONTINGENCIES                                                                       -

SHAREHOLDERS' EQUITY (DEFICIT):
      Common stok, $.01 par value-Authorized - 200,000 shares
            Issued and outstanding - 75,267 and 75,059                                              1                 1
      Capital in excess of par value                                                          (24,387)          (24,387)
      Retained earnings                                                                        12,909             7,805
      Accumulated other comprehensive income (loss)                                            (2,740)           (3,740)
      Treasury stock, at cost                                                                  (1,116)           (1,207)
                                                                                            ---------         ---------
            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              (15,333)          (21,528)
                                                                                            ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                        $ 115,454         $ 110,162
                                                                                            =========         =========

               The accompanying notes are an integral part of these consolidated financial statements.

                            SIMONDS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                              ------------------------------- ---------------------------------
                                                        Three Months Ended               Nine Months Ended
                                                    Sept. 30,         Sept 29,        Sept. 30,        Sept 29,
                                                      2000              2001            2000             2001
                                                    --------         --------         --------         --------

Net sales                                           $ 30,569         $ 26,068         $ 95,908         $ 85,057
Cost of goods sold                                    22,573           20,367           67,467           64,201
                                                    --------         --------         --------         --------

           Gross profit                                7,996            5,701           28,441           20,856

Selling, general and administrative expenses           6,343            5,937           19,140           18,230
                                                    --------         --------         --------         --------

           Operating income (loss)                     1,653             (236)           9,301            2,626

Other expenses (income):
  Interest expense                                     2,740            2,880            8,148            8,520
  Other, net                                             268              (72)             739              224
                                                    --------         --------         --------         --------

           Income (loss) before income taxes          (1,355)          (3,044)             414           (6,118)

Provision (benefit) for income taxes                      86               28              871           (1,014)
                                                    --------         --------         --------         --------

           Net income (loss)                        ($ 1,441)        ($ 3,072)        ($   457)        ($ 5,104)
                                                    ========         ========         ========         ========

          The accompanying notes are an integral part of these consolidated financial statements.

                            SIMONDS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                                                                                -----------------------------------
                                                                                          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,    SEPTEMBER 29,
                                                                                        2000             2001
                                                                                -----------------------------------
                                                                                     (Unaudited)      (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                                            $   (457)        $ (5,104)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                      3,935            4,445
      Gain on sale of assets                                                                80                3
      Provision (benefit) from deferred income taxes                                       (51)              24
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                                                417            1,527
        Inventories                                                                      2,225            1,286
        Income tax refunds receivable                                                      951                -
        Other current and non-current assets                                                13              125
        Accounts payable                                                                  (939)            (732)
        Accrued expenses                                                                (3,588)          (4,749)
        Other non-current liabilities                                                     (195)             194
                                                                                      --------         --------
      Net cash provided by (used in) operating activities                                2,391           (2,981)
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                            930               44
   Purchases of equipment                                                               (2,828)          (2,004)
   Acquisition of Bluebonnet Tools                                                        (483)               -
   Acquisition of Cirtec, Inc.                                                            (462)               -
   Acquisition of Nicholson Inc.                                                             -           (4,540)
   Acquisition of Interest in Hermacasa                                                      -             (691)
                                                                                      --------         --------
      Net cash used in investing activities                                             (2,843)          (7,191)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in overdrafts                                                                 52              206
   Net uses under revolving credit                                                         (42)            (848)
   Proceeds from issuance of long-
      term debt-net of issuance costs                                                        -           27,107
   Principal payments of long-term debt                                                   (125)         (22,686)
   Issuance of common stock                                                                 18                -
   Purchase of treasury stock                                                             (995)             (91)
   Other                                                                                     -             (169)
                                                                                      --------         --------
     Net cash (used in ) provided by financing activities                               (1,092)           3,519
                                                                                      --------         --------

EFFECT OF EXCHANGE RATE ON CASH                                                           (859)            (846)
                                                                                      --------         --------

NET DECREASE IN CASH                                                                    (2,403)          (7,499)
                                                                                      --------         --------

CASH AT BEGINNING OF PERIOD                                                              8,383            8,913
                                                                                      --------         --------

CASH AT END OF PERIOD                                                                 $  5,980         $  1,414
                                                                                      ========         ========

         The accompanying notes are an integral part of these consolidated financial statements.

                            SIMONDS INDUSTRIES, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                    For the nine months ended September 30,

                        2000 and September 29, 2001

                      (In thousands, except share amounts)

                                   (Unaudited)

                                                                                  Accumulated               Total
                                                              Capital                Other     Treasury   Shreholders'
                                            Common  Common   in Excess  Retained Comprehensive  Stock       Equity     Comprehensive
                                            Shares   Stock     of Par   Earnings     Loss      (Deficit)    (loss)     Income (loss)
                                            ------   -----     ------   --------     ----      ---------    ------     -------------
Balance at January 1, 2000                  77,360     $ 1  $ (24,405)  $ 14,130     $ (1,850)   $ (121)  $ (12,245)    $      -
 Net income (loss)                               -       -          -       (457)           -         -        (457)        (457)
 Foreign currency translation adjustment         -       -          -         -        (1,485)        -      (1,485)      (1,485)
 Amortization of stock option compensation       -       -         18         -             -         -          18            -
 Acquisition of treasury stock              (2,093)      -          -         -             -      (995)       (995)           -

                                            ---------------------------------------------------------------------------------------

Balance at September 30, 2000               75,267     $ 1  $ (24,387)  $ 13,673     $ (3,335) $ (1,116)  $ (15,164)    $ (1,942)
                                            =======================================================================================

Balance at December 30, 2000                75,267     $ 1  $ (24,387)  $ 12,909     $ (2,740) $ (1,116)  $ (15,333)    $      -
 Net income (loss)                                                        (5,104)           -         -      (5,104)      (5,104)
 Foreign currency translation adjustment         -       -          -          -       (1,033)        -      (1,033)      (1,033)
 Additional minimum pension liability            -       -          -          -            -         -          33           33
 Amortization of stock option compensation       -       -          -          -           33         -           -            -
 Acquisition of Treasury Stock                (208)      -          -          -            -       (91)        (91)           -

                                            ---------------------------------------------------------------------------------------

Balance at September 29, 2001               75,059     $ 1  $ (24,387) $   7,805     $ (3,740) $ (1,207)  $ (21,528)    $ (6,104)
                                            =======================================================================================

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


The consolidated balance sheet presented as of December 30, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 30, 2000.


2.    Acquisitions and Divestitures


On September 29, 2001, the Company acquired 45% of the outstanding stock of Herreamientas Manuales Centroamericanas, SA ("Hermacasa") for approximately $691,000 which was paid in cash with additional financing from the Company's revolving credit facility with Citizens Bank. The acquisition was accounted for as a purchase and the purchase price was allocated based on the fair market value of the underlying assets and liabilities. The purchase price in excess of fair value of net assets acquired will be recorded as goodwill. The results of operations of Hermacasa subsequent to the date of the acquisition will be reflected in the Company's financial statements.

Operating results for the nine months ended September 29, 2001 and September 30, 2000, respectively, include a restructuring charge of $200 and $1,440. In accordance with Emerging Issues Task Force (EITF) Opinion 94-3 and Statement of Accounting Bulletin (SAB) #100, the restructuring charge is comprised of costs to eliminate certain product lines of $0 and $880, respectively, costs associated with moving equipment of other facilities, and the costs to write-off excess assets of $0 and $220, respectively, and employee related costs of $200 and $215, respectively, and other miscellaneous restructuring costs of $0 and $125, respectively. The cash impact of these costs totals $200 and $365, respectively. The non-cash impact totals $0 and $1,075, respectively. These restructuring costs were all recognized in the third quarter ended September 29, 2001 and September 30, 2000, respectively, and are reflected in the accompanying financial statements.




3. Inventories at December 30, 2000 and September 29, 2001 were as follows (in thousands).


                                      December 30,         September 29,
                                         2000                  2001

           Raw materials                 4,921                 5,287
           Work in process               6,731                 5,382
           Finished goods               13,217                13,940
                                     ---------              --------
                                      $ 24,869              $ 24,609
                                     =========              ========

4.    Debt

Debt consists of the following at December 30, 2000 and September 29, 2001 (in thousands):

                                                                                                       (Unaudited)
                                                                                   December 30,       September 29,
                                                                                       2000               2001
                                                                                -----------------  -----------------
Line of credit facility with First Union National Bank up to approximately                $2,409             $1,791
$2,650, interest payable quarterly at EUROBOR (4.86% at December 30, 2000) plus
1.25% terminated on March 28, 2001 payable in Deutschmarks. On March 28, 2001 a new line of credit facility was established with Royal Bank of Scotland Gmbh up to the same limit as above with interest payable upon expiration of each maturity at contracted EUROBOR rate (4.523% at September 29, 2001) plus 1%
payable in Deutschmarks.

Line of credit facilities with Banco Sabadell and Banco Popular of Spain,                    206                191
bearing interest at 6.5% and 6.0% and terminating on April 1, 2002 and May 17,
2002, respectively, payable in Spanish Pesetas.

A term loan payable to National Westminster Bank on June 30, 2001, bearing                   215                  0
interest at 8.5%, payable in British Pounds.

Note Payable to Cooper Industries, bearing interest at 7% and maturing on                      0              1,026
December 31, 2001

Senior Credit Facility with Citizens Bank up to $40,000 bearing interest at                    0              4,421
prime rate (6.00% at September 29, 2001) and terminating on December 29, 2003.

Senior Subordinated Notes issued July 8, 1998, and maturing July 1, 2008,                100,000            100,000
interest payable semi-annually at 10.25%.                                       -----------------  -----------------

                                                                                         102,830            107,429

Less-current maturities                                                                    2,830              3,008
                                                                                -----------------  -----------------

                                                                                        $100,000           $104,421
                                                                                =================  =================

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

Under the New Senior Credit Facility the Company is required to comply with certain covenants. At December 30, 2000 the Company was required to maintain a ratio of Debt to Worth where indebtedness is required to be less than 1.0 times the amount of its tangible capital base, capital expenditures during any fiscal year is to be less than $5,000, and cash flow coverage requires that the ratio of cash flow to fixed charges to be greater than 1.00 to 1.00 for all fiscal quarters during 2001 and 1.20 to 1.00 thereafter. At June 30, 2001 the Company secured a waiver of compliance with respect to cash flow coverage under the New Senior Credit Facility for the quarter. Additionally, the cash flow coverage ratios required for the quarters ending September 29, 2001 and December 29, 2001 were amended to .65 to 1.00 and .69 to 1.00, respectively.

On August 8, 2001, the Company and Citizens Bank of Massachusetts agreed to an amendment to the Loan and Security Agreement dated December 29, 2000. Section 17
(c), covering cash flow coverage, has been amended in its entirety. For the twelve month period ending on the last day of any fiscal quarter, the ratio of cash flow to fixed charges to be not less than .65 to 1.00 for the fiscal quarter ended September 29, 2001; .69 to 1.00 for the fiscal quarter ended December 29, 2001; 1.20 to 1.00 for any fiscal quarter ending during calendar year 2002 and 1.30 to 1.00 for any fiscal quarter thereafter.

Simonds Industries, Inc. was not in compliance with the negative covenant regarding the ratio of cash flow to fixed charges under Section 17 (c) of the loan agreement dated December 29, 2000. Effective November 5, 2001, Citizens Bank has waived the provisions of Section 17 (c) "Cash Flow Coverage" of the Loan Agreement for the quarterly accounting period ended September 29, 2001 subject to Simonds Industries, Inc's agreement to additional conditions set forth below:

In consideration for the covenant waiver, Citizens established as of September 29, 2001, a reserve against Accounts in the calculation of the Borrowing Base. This reserve equals the amount by which fixed charges exceed cash flow on September 29, 2001 pursuant to the calculations under Section 17(c). Citizens has reserved its right to alter the amount of this reserve against Accounts under Section 5(i). The amount of the loan restriction as of September 29, 2001 was $4,247.

The waiver of Section 17(c) relates only to the quarterly accounting period ended September 29, 2001. Except to the extent waived as set forth above all terms of the Loan Agreement and related documents remain in full force and effect.

5.    Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. On December 31, 2000, the Company adopted SFAS No. 133 as amended by SFAS No. 138. The adoption did not have a material impact on the Company's financial position or results of operations.

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

The Emerging Issues Task Force (EITF) recently released Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This Issue provides guidance as to the classification and disclosure of shipping and handling costs that are billed to customers. In order to present the financial statements on a comparable basis, sales and cost of sales were increased by $170 and $498 for the three months and nine months ended September 30, 2000, respectively and $154 and $496 for the three months and nine months ended September 29, 2001, respectively.

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, which supercedes APB Opinion No. 16, BUSINESS COMBINATIONS and SFAS No. 38 ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that all acquired intangible assets be recorded separate from Goodwill if they meet certain criteria. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition.

The Company adopted Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101) in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial position.

In June 2001, the FASB issued SFAS No 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial condition.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of this statement will have a material effect on the Company's financial condition.

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

                            SIMONDS INDUSTRIES, INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                                                      As of December 30, 2000
                                                                 Parent       Guarantor   Non-Guarantors Eliminations   Consolidated
                                                               ---------      ---------     ---------     ---------      ---------
                                     ASSETS

CURRENT ASSETS:

     Cash                                                      $   7,397      $     276     $   1,240     $       -      $   8,913
     Accounts receivable                                           8,996            572         7,380             -         16,948
     Intercompany accounts receivable                              3,478          2,162         4,219        (9,859)             -
     Inventories:
         Raw materials                                             3,295             43         1,583             -          4,921
         Work in process                                           5,376            436           919             -          6,731
         Finished goods                                            5,888            554         6,965          (190)        13,217
     Other current assets                                          3,909             81           401             -          4,391
                                                               ---------      ---------     ---------     ---------      ---------

               Total current assets                               38,339          4,124        22,707       (10,049)        55,121
                                                               ---------      ---------     ---------     ---------      ---------

Net property, plant and equipment                                 24,600          2,745         5,810             -         33,155

OTHER ASSETS:
     Investment in subsidiaries                                   40,428          4,860             -       (45,288)             -
     Intercompany loan receivable                                      -         24,097           434       (24,531)             -

     Other assets                                                 19,116          3,656         4,406             -         27,178
                                                               ---------      ---------     ---------     ---------      ---------

TOTAL ASSETS                                                   $ 122,483      $  39,482     $  33,357     $ (79,868)     $ 115,454
                                                               =========      =========     =========     =========      =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                                            $  19,004      $     709     $  14,730     $ (10,813)     $  23,630

LONG-TERM DEBT, net of current portion                           100,000              -             -             -        100,000

INTERDIVISION LONG-TERM DEBT                                      15,145            434         8,952       (24,531)             -

OTHER NONCURRENT LIABILITIES                                       3,667            638         1,890           962          7,157

SHAREHOLDERS' EQUITY (DEFICIT)                                   (15,333)        37,701         7,785       (45,486)       (15,333)
                                                               ---------      ---------     ---------     ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)           $ 122,483      $  39,482     $  33,357     $ (79,868)     $ 115,454
                                                               =========      =========     =========     =========      =========

                            SIMONDS INDUSTRIES, INC.
                           CONSOLIDATING BALANCE SHEET
                                 (In Thousands)

                                                                                  (Unaudited)
                                                                            As of September 29, 2001
                                                    Parent         Guarantor    Non-Guarantors   Eliminations     Consolidated
                                                  ---------        ---------       ---------       ---------        ---------
                                     ASSETS
CURRENT ASSETS:

Cash                                              $     633        $      16       $     765       $       -        $   1,414
Accounts receivable                                   8,293              627           6,501               -           15,421
Intercompany accounts receivable                      4,181            3,699           3,117         (10,997)               -
Inventories:
         Raw materials                                3,712               47           1,528               -            5,287
         Work in process                              4,483              346             553               -            5,382
         Finished goods                               7,176              537           6,417            (190)          13,940
     Other current assets                             4,414               40             151               -            4,605
                                                  ---------        ---------       ---------       ---------        ---------
            Total current assets                     32,892            5,312          19,032         (11,187)          46,049
                                                  ---------        ---------       ---------       ---------        ---------

Net property, plant and equipment                    28,613            2,595           5,542               -           36,750

OTHER ASSETS:
    Investment in subsidiaries                       39,787            6,228               -         (45,324)             691
    Intercompany loan receivable                          -           23,997             283         (24,280)               -
    Other assets                                     19,115            3,492           4,065               -           26,672
                                                  ---------        ---------       ---------       ---------        ---------

TOTAL ASSETS                                      $ 120,407        $  41,624       $  28,922       $ (80,791)       $ 110,162
                                                  =========        =========       =========       =========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                               $  17,499        $   1,544       $  11,341       $ (11,017)       $  19,367

LONG-TERM DEBT, net of current portion              104,421                -               -               -          104,421

INTERDIVISION LONG-TERM DEBT                         15,145              283           8,852         (24,280)               -

OTHER NONCURRENT LIABILTIES                           4,870              531           2,501               -            7,902

SHAREHOLDERS' EQUITY (DEFICIT)                      (21,528)          39,266           6,228         (45,494)         (21,528)
                                                  ---------        ---------       ---------       ---------        ---------

TOTAL LIABILITIES AND SHAREFHOLDERS' EQUITY       $ 120,407        $  41,624       $  28,922       $ (80,791)       $ 110,162
                                                  =========        =========       =========       =========        =========

                            SIMONDS INDUSTRIES, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                          Nine Months ended September 30, 2000
                                                      --------------------------------------------------------------------------
                                                       Parent        Guarantors    Non-guarantors   Eliminations    Consolidated
                                                      --------        --------        --------        --------        --------
Net sales                                             $ 66,004        $  7,093        $ 34,429        ($11,618)       $ 95,908
Cost of goods sold                                      46,442           4,557          28,086         (11,618)         67,467
                                                      --------        --------        --------        --------        --------
           Gross profit                                 19,562           2,536           6,343               0          28,441

Selling, general and administrative expenses            11,432           1,796           5,912               0          19,140
                                                      --------        --------        --------        --------        --------
           Operating income                              8,130             740             431               0           9,301

Other expenses (income):
  Interest expense                                       9,339             299           1,146          (2,469)          8,315
  Interest income                                         (153)         (2,254)           (229)          2,469            (167)
  Other, net                                               292             265             182               0             739
  Equity in earnings of subsidiaries                      (546)            931               0            (385)              0
                                                      --------        --------        --------        --------        --------
           Income (loss) before income taxes              (802)          1,499            (668)            385             414

Provision (benefit) for income taxes                      (345)            953             263               0             871
                                                      --------        --------        --------        --------        --------
           Net income (loss)                          ($   457)       $    546        ($   931)       $    385        ($   457)
                                                      ========        ========        ========        ========        ========

                             SIMONDS INDUSTRIES, INC
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                         Nine Months ended September 29, 2001
                                                      --------------------------------------------------------------------------
                                                       Parent       Guarantors      Non-guarantors  Eliminations    Consolidated
                                                      --------        --------        --------        --------        --------
Net sales                                             $ 60,968        $  5,216        $ 29,806        ($10,933)       $ 85,057
Cost of goods sold                                      46,828           3,859          24,447         (10,933)         64,201
                                                      --------        --------        --------        --------        --------
           Gross profit                                 14,140           1,357           5,359               0          20,856

Selling, general and administrative expense             11,487           1,575           5,168               0          18,230
                                                      --------        --------        --------        --------        --------
           Operating income (loss)                       2,653            (218)            191               0           2,626

Other expenses (income):
  Interest expense                                       9,376             198             860          (1,873)          8,561
  Interest income                                          (22)         (1,708)           (184)          1,873             (41)
  Other, net                                                18               3             203               0             224
  Equity in earnings of subsidiaries                      (277)            451               0            (174)              0
                                                      --------        --------        --------        --------        --------
           Income (loss) before income taxes            (6,442)            838            (688)            174          (6,118)

Provision (benefit) for income taxes                    (1,338)            561            (237)              0          (1,014)
                                                      --------        --------        --------        --------        --------
           Net income (loss)                          ($ 5,104)       $    277        ($   451)       $    174        ($ 5,104)
                                                      ========        ========        ========        ========        ========

                            SIMONDS INDUSTRIES, INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                          Three months ended September 30, 2000
                                                    ----------------------------------------------------------------------------
                                                     Parent         Guarantors     Non-guarantors    Eliminations     Consolidated
                                                    --------         --------         --------         --------         --------
Net sales                                           $ 21,386         $  1,918         $ 10,826         $ (3,561)        $ 30,569
Cost of goods sold                                    14,806            1,318           10,010           (3,561)          22,573
                                                    --------         --------         --------         --------         --------
           Gross profit                                6,580              600              816             --              7,996

Selling, general and administrative expenses           3,784              505            2,054             --              6,343
                                                    --------         --------         --------         --------         --------
           Operating income (loss)                     2,796               95           (1,238)            --              1,653

Other expenses (income):
  Interest expense                                     3,125               95              402             (831)           2,791
  Interest income                                        (47)            (758)             (77)             831              (51)
  Other, net                                              27               50              191             --                268
  Equity in earnings of subsidiaries                   1,175            1,597             --             (2,772)            --
                                                    --------         --------         --------         --------         --------
           Income (loss) before income taxes          (1,484)            (889)          (1,754)           2,772           (1,355)

Provision (benefit) for income taxes                     (43)             286             (157)            --                 86
                                                    --------         --------         --------         --------         --------
           Net income (loss)                        $ (1,441)        $ (1,175)        $ (1,597)        $  2,772         $ (1,441)
                                                    ========         ========         ========         ========         ========

                             SIMONDS INDUSTRIES, INC
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                           Three months ended September 29, 2001
                                                    ----------------------------------------------------------------------------
                                                      Parent        Guarantors     Non-guarantors    Eliminations     Consolidated
                                                    --------         --------         --------         --------         --------
Net sales                                           $ 18,586         $  1,583         $  9,388         $ (3,489)        $ 26,068
Cost of goods sold                                    14,861            1,183            7,812           (3,489)          20,367
                                                    --------         --------         --------         --------         --------
           Gross profit                                3,725              400            1,576             --              5,701

Selling, general and administrative expenses           3,753              505            1,679             --              5,937
                                                    --------         --------         --------         --------         --------

           Operating income (loss)                       (28)            (105)            (103)            --               (236)

Other expenses (income):
  Interest expense                                     3,139               58              252             (559)           2,890
  Interest income                                         (2)            (509)             (58)             559              (10)
  Other, net                                              (8)            (114)              50             --                (72)
  Equity in earnings of subsidiaries                      23              279             --               (302)            --
                                                    --------         --------         --------         --------         --------
           Income (loss) before income taxes          (3,180)             181             (347)             302           (3,044)

Provision (benefit) for income taxes                    (108)             204              (68)            --                 28
                                                    --------         --------         --------         --------         --------
           Net income (loss)                        $ (3,072)        $    (23)        $   (279)        $    302         $ (3,072)
                                                    ========         ========         ========         ========         ========

                            SIMONDS INDUSTRIES, INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                             ----------------------------------------------------------------------
                                                             Parents       Guarators   Non-Guarantors  Eliminations   Consolidated
                                                             -------        -------        -------        -------        -------
Net cash (used in) provided by operating
  activities:                                                $  (535)       $ 1,353        $ 1,593        $   (20)       $ 2,391

Cash flows from investing activities:
  Proceeds from asset sales                                      895              -             35              -            930
  Purchase of equipment                                       (2,400)           (99)          (329)             -         (2,828)
  Acquisitions                                                  (945)             -              -              -           (945)
                                                             -------        -------        -------        -------        -------
      Net cash used in investing activities                   (2,450)           (99)          (294)             -         (2,843)

Cash flows from financing activities:
  Change in overdraft                                              -              -             52              -             52
  Net  uses from revolving credit facility                         -              -            (42)             -            (42)
  Principal payments of long-term debt                             -              -           (125)             -           (125)
  Intercompany loans                                               -            737           (736)            (1)             -
  Issuance of common stock                                        18            144             (2)          (142)            18
  Purchase of treasury stock                                   1,646         (1,646)             -              -              -
  Dividends paid                                                (995)             -              -              -           (995)
                                                             -------        -------        -------        -------        -------

  Net cash (used in) provided by financing activities            669           (765)          (853)          (143)        (1,092)

  Effect of Foreign Exchange                                      30           (500)          (552)           163           (859)
                                                             -------        -------        -------        -------        -------

Decrease in cash                                              (2,286)           (11)          (106)             -         (2,403)

Cash at beginning of the period                                7,159            340            884              -          8,383
                                                             -------        -------        -------        -------        -------

Cash at end of the period                                    $ 4,873        $   329        $   778        $     -        $ 5,980
                                                             =======        =======        =======        =======        =======

                            SIMONDS INDUSTRIES, INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED SEPTEMBER 29, 2001
                                                         --------------------------------------------------------------------------
                                                         Parents        Guarantors      Non-Guarantors  Eliminations    Consolidated
                                                         --------        --------        --------        --------        --------
Net cash (used in) provided by operating
  activities:                                            $ (4,718)       $    235        $  1,704        $   (202)       $ (2,981)

Cash flows from investing activities:
  Proceeds from asset sales                                     -              10              34               -              44
  Purchase of equipment                                    (1,441)            (58)           (505)              -          (2,004)
  Acquisitions                                             (5,231)              -               -               -          (5,231)
                                                         --------        --------        --------        --------        --------
      Net cash used in investing activities                (6,672)            (48)           (471)              -          (7,191)

Cash flows from financing activities:
  Change in overdraft                                           -             135              71               -             206
  Net repayment from revolving credit facility                  -               -            (848)              -            (848)
  Proceeds from issuance of long-term debt-
       net of issuance cost                                27,107               -               -               -          27,107
  Principal payments of long-term debt                    (22,686)              -               -               -         (22,686)
  Intercompany loans                                            -             (51)            (99)            150               -
  Dividends (paid) received                                   432            (432)              -               -               -
  Purchase of treasury stock                                  (91)              -               -               -             (91)
  Other                                                      (136)              -             (33)              -            (169)
                                                         --------        --------        --------        --------        --------

  Net cash (used in) provided by financing activities       4,626            (348)           (909)            150           3,519

  Effect of Foreign Exchange                                    -             (99)           (799)             52            (846)
                                                         --------        --------        --------        --------        --------

Decrease in cash                                           (6,764)           (260)           (475)              -          (7,499)

Cash at beginning of the period                             7,397             276           1,240               -           8,913
                                                         --------        --------        --------        --------        --------

Cash at end of the period                                $    633        $     16        $    765        $      -        $  1,414
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

Results of Operations

Comparison of three months ended September 29, 2001 and September 30, 2000, respectively.

Net Sales: Net Sales for the three months ended September 29, 2001 were $26,068 or (14.7%) lower than net sales for the three months ended September 30, 2000 of $30,569. The lower 2001 quarterly results reflect reduced demand for our cutting tools in the wood, paper, and metal products due to lower industrial production in our served markets. In round numbers, the volume decline on core sales was down 16% versus prior year; currency and price negatively impacted sales by 2% while acquisitions and divestitures offset these decreases by 3%.

Gross Profit Margin: Gross Profit was $5,701 for three months ended September 29, 2001, a decrease of ($2,295) from $7,996 for the corresponding period in 2000. Gross Profit as a percentage of net sales was 21.9% and 26.2% for the three months ended September 29, 2001 and September 30, 2000, respectively. Gross profit was negatively impacted by significantly lower unit volume and unfavorable product mix as well as the negative impact of currency exchange.

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses as a percent of net sales were 22.8% or $5,937 and 20.7% or $6,343 for the three months ended September 29, 2001 and September 30, 2000, respectively. Expenses were below last year's level primarily due to lower research and development and administrative expenses. However, the SG&A expenses as a percent of sales were up from the comparable three months last year by 2.1% and is primarily attributable to the shortfall in sales and the fixed component of SG&A expenses not decreasing at the same rate as sales.

Operating Income (loss): As a result of the foregoing, operating income decreased $1,889 to ($236) for the three months ended September 29, 2001 when compared to the comparable three month period ended September 30, 2000.

Interest Expense: Interest expense was higher by $99 in the three month period ended September 29, 2001 compared to the corresponding three month period ending September 30, 2000 due to increased borrowings used to finance the Nicholson acquisition.

Income Taxes: The provision for income taxes was approximately $28 or a (.9)% effective tax rate for the three months ended September 29, 2001 as compared to approximately $86 or 101.2% effective tax rate for the three months ended September 30, 2000. The effective tax rates differ from the statutory rates primarily as a result of permanent differences generated from goodwill amortization and certain expenses that are not deductible for tax purposes.

Net Income (loss): As a result of the foregoing, net income decreased $1,631 for the three months ended September 29, 2001 when compared to the three month period ending September 30, 2000.

Comparison of Nine Months Ended September 29, 2001 and September 30, 2000, respectively.

Net Sales: Net Sales for the nine months ended September 29, 2001 were $85,057 or 11.3% lower than nine months ended September 30, 2000 net sales of $95,908. In round numbers, core volume was down 13%, foreign exchange rates impacted sales negatively 1%, and acquisitions accounted for a 3% improvement in sales.

Gross Profit Margin: Gross Profit was $20,856 for the nine months ending September 29, 2001, a decrease of $7,585 from $28,441 for the corresponding nine month period ending September 30, 2000. Gross Profit as a percentage of net sales was 24.5% and 29.7% for the nine months ended September 29, 2001 and September 30, 2000, respectively. This is the result of the sales shortfall and lower manufacturing productivity in 2001 vs. 2000. The Company is addressing the weakness in the market by reducing staffing and controlling expenses.

Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percent of net sales were 21.4% or $18,230 and 20.0% or $19,140 for the nine months ended September 29, 2001 and nine months ended September 30, 2000, respectively. Expenses were lower by $406 in the most recent nine month period due to headcount and spending reductions.

Operating Income: As a result of the foregoing, operating income decreased $6,675 to $2,626 in the nine month period ended September 29, 2001 when compared to the nine month period ended September 30, 2000.

Interest Expense: Interest expense was higher by $372 in the nine months ending September 29, 2001 compared to the corresponding period in 2000. This is primarily attributable to additional acquisitions and increased operating losses that are being partially funded through the Company's revolving bank loan.

Other, net: The primary reason for other expense of $224 in the nine months ended September 29, 2001 and $739 in the comparable nine month period ended September 30, 2000 was realized foreign exchange losses. The Company has managed its foreign currency exposure by redirecting product flows to mitigate the strength of the U.S. dollar.

Income Taxes: The benefit from income taxes was $1,014 or a 16.6% effective tax rate for the nine months ended September 29, 2001, as compared to $871 or an effective tax rate of 47.0% for the nine months ended September 30, 2000. The effective tax rates differ from the statutory rates primarily as a result of goodwill amortization and certain expenses that are not deductible for tax purposes.

Net Income (loss): As a result of the foregoing, net income decreased $4,647 in the nine months ending September 29, 2001 when compared to the comparable nine moth period ended September 30, 2000.

Liquidity and Capital Resources

Simond's principal capital requirements are to fund working capital needs, meet required debt payments, and to complete planned maintenance and manufacturing improvements.

The Company's Senior Credit Facility provides a $40,000 line of credit to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. This credit line was drawn as of September 29, 2001 in the amount of $4,421. Borrowings under the Senior Credit Facility bear interest at a fluctuating rate based on, at the Company's option, either the lender's prime rate, or LIBOR plus 2.7%. A commitment fee calculated based upon the unused portion of the revolving credit facility is payable quarterly in arrears.

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

Net Cash Flow: Cash flow used in operations was ($2,981) for the nine months ended September 29, 2001 versus cash flow from operations of $2,391 for the nine months ended September 20, 2000. The primary causes have continued to be additional incremental losses incurred in the nine months ended September 29, 2001 over losses generated in the nine months ended September 30, 2000 in the amount of ($4,647). In addition, an increase in inventories has used ($939), accrued expenses have used approximately ($1,161) primarily because of the timing of interest payments. These uses of cash were partially offset by additional depreciation of $500 and an overall decrease in accounts receivable year over year.

Cash flow from investing activities used an additional $4,348 in cash for the nine months ended September 29, 2001 versus the nine months ended September 30, 2000 predominantly being driven by the Nicholson and Hermacasa acquisitions.

Cash flow from financing activities increased by $4,611 for the nine months ended September 29, 2001 versus the nine months ended September 30, 2000. This is caused by additional draws on the Company's revolving loan facility which was an incremental $4,421 in proceeds year over year.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

None

Reports On Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SIMONDS INDUSTRIES, INC.

                  By:    /s/  Henry J. Botticello
                         ---------------------------------
                         Henry J. Botticello
                         CFO
                         November 5, 2001